Form 10-Q
period 1996-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1996-05-15
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
         ______________

                         Commission file Number 0-19824

                         Nutrition Management Services Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                  23-2095332
- - -------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)

Box 725 Kimberton Road, Kimberton, PA                              19442
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code            (610) 935-2050
                                                   -----------------------------
                                       N/A
                 Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

2,850,000 shares of Registrant's Class A Common Stock, without par value, and 100,000 shares of Registrant's Class B Common Stock, without par value, are issued and outstanding as of May 9, 1996.

                                      INDEX



PART  I.  FINANCIAL INFORMATION                                     PAGE NO.

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1996 and June 30, 1995                          2 - 3

            Consolidated Statements of Operations for the
            Three and Nine Months Ended March 31, 1996 and 1995       4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 1996 and 1995                 5

            Notes to Financial Statements                             6 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8 - 9

PART II.  OTHER INFORMATION                                           10

Signatures                                                            11

                      NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                                                         March 31,        June 30,
                                                                                                           1996            1995
                                                                                                           ----            ----
Current assets:
   Cash and cash equivalents                                                                           $  3,924,279    $  1,444,558
   Investments                                                                                                 --         2,970,099
   Restricted cash                                                                                          221,827         221,827
   Accounts receivable, less allowance for doubtful
     accounts of $695,613 and $381,669                                                                    6,363,053       5,892,480
Accrued income receivable                                                                                    91,575         337,676
   Notes and leases receivable, less allowance for
     doubtful accounts of $-0- and $121,448                                                                 830,706         453,810
   Advances to employees and related party mortgage                                                         216,792         144,539
   Deferred income taxes                                                                                    451,265         420,265
   Inventory and other                                                                                      383,999         428,246
                                                                                                       ------------    ------------
Total current assets                                                                                     12,483,496      12,313,500



Property and equipment, net of accumulated
    depreciation of $844,396 and $648,561                                                                 2,978,106       2,147,753

Other assets:
   Long-term accounts receivable, less allowance
     for doubtful accounts of $57,509 and $57,059                                                            50,814          57,509
   Deferred income taxes                                                                                     18,918            --
   Investment in contracts, net of accumulated
    amortization of $851,939 and $595,965                                                                   854,550       1,110,524
   Lease receivable                                                                                         319,258         403,375
   Advances to employees and related party mortgage                                                          10,000          40,148
   Deferred costs and other
                                                                                                             22,117         293,350
                                                                                                       ------------    ------------

Total assets                                                                                           $ 16,737,259    $ 16,366,159
                                                                                                       ============    ============

              LIABILITIES AND STOCKHOLDERS EQUITY


                                                                                                         March 31,        June 30,
                                                                                                           1996            1995
                                                                                                           ----            ----

Current liabilities:
   Current portion of long-term debt                                                                   $    896,667    $    896,667
   Accounts payable                                                                                       4,643,175       3,957,656
   Accrued expenses                                                                                         490,525         354,234
   Accrued payroll and related expenses                                                                     371,845         413,962
   Accrued income taxes                                                                                      94,224          79,926
   Other                                                                                                    227,145         257,547
                                                                                                       ------------    ------------
Total current liabilities                                                                                 6,723,581       5,959,992

Long-term debt, net of current portion                                                                    3,491,974       4,039,474
Deferred income taxes                                                                                          --            77,082
Other                                                                                                       340,201         252,282

Stockholders' equity:
   Undesignated preferred stock - no par,
         2,000,000 shares authorized, none outstanding                                                         --              --

   Common stock:
     Class A - no par, 10,000,000 shares authorized;
         3,000,000 issued, 2,875,000 outstanding                                                          3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized,
         issued and outstanding                                                                                  48              48

   Retained earnings                                                                                      2,681,154       2,536,980
                                                                                                       ------------    ------------
                                                                                                          6,483,128       6,338,954

   Less:  treasury stock (class A common:
     125,000 shares) - at cost
                                                                                                           (301,625)       (301,625)
                                                                                                       ------------    ------------
Total stockholders' equity
                                                                                                          6,181,503       6,037,329
                                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                                             $ 16,737,259    $ 16,366,159
                                                                                                       ============    ============

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Nine months ended
                                                                                                                 March 31
                                                                                                         1996               1995
                                                                                                     ------------       -----------
                                                                                                                        (restated)
OPERATING ACTIVITIES:
Net income                                                                                           $   144,174        $   246,781
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
   Depreciation and amortization                                                                         470,636            393,153
   Deferred income taxes                                                                                (127,000)            72,526
   Provision for doubtful accounts                                                                       110,000             96,962
   Amortization of deferred gain                                                                         (19,773)           (19,773)
   Amortization of unearned interest income                                                              (34,348)           (41,851)
Changes in assets and liabilities:
   Accounts receivable                                                                                (1,145,347)          (639,267)
   Inventory                                                                                              38,146            (59,355)
   Prepaid expenses                                                                                        6,101            (67,394)
   Accrued income receivable                                                                             246,101           (370,404)
   Notes receivable                                                                                      192,025             17,435
   Accounts payable                                                                                      685,519            713,526
   Accrued expenses                                                                                      136,291             (1,178)
   Customer deposits                                                                                       2,548            (31,513)
   Accrued payroll                                                                                       (42,117)            17,424
   Accrued/prepaid income taxes                                                                           14,298           (724,097)
   Other                                                                                                 (30,402)            (2,586)
   Total adjustments                                                                                     502,678           (646,392)
                                                                                                     -----------        -----------
Net cash provided by/(used in) operating activities                                                      646,852           (399,611)

INVESTING ACTIVITIES:
Net investment activity                                                                                2,970,099          1,128,059
Advances to employees and officers                                                                       (97,682)          (210,985)
Repayments - mortgage to related party                                                                    55,577             15,625
Release of restricted cash                                                                                  --              452,017
Repayments - employees and officers                                                                         --              181,216
Acquisition of contracts                                                                                    --             (232,053)
Deferred costs                                                                                           255,140             (1,237)
Payment of lease receivable                                                                              118,465            118,464
Security deposits                                                                                         16,093             (9,314)
Purchase of property and equipment                                                                    (1,045,015)          (863,206)
                                                                                                     -----------        -----------
Net cash provided by investing activities                                                              2,272,677            578,586

FINANCING ACTIVITIES:
Proceeds from long-term debt                                                                             125,000          1,455,000
Repayments of long-term debt                                                                            (672,500)        (1,269,783)
Other                                                                                                    107,692            120,833
                                                                                                     -----------        -----------
Net cash used in financing activities                                                                   (439,808)           296,050

   Net increase                                                                                        2,479,721            475,025
Cash and cash equivalents at beginning of period                                                       1,444,558          1,515,506
                                                                                                     -----------        -----------
Cash and cash equivalents at end of period                                                           $ 3,924,279        $ 1,990,531
                                                                                                     ===========        -----------

Supplemental cash flow information:
   Interest paid                                                                                     $   318,626        $   264,437
   Income taxes paid                                                                                 $   279,089        $   822,806


                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three months ended                     Nine months ended
                                                                         March 31                              March 31
                                                              1996                 1995               1996                  1995
                                                           ------------        ------------        ------------        ------------
                                                                                                                        (Restated)
Revenues                                                   $  8,728,220        $  8,583,376        $ 26,825,367        $ 24,223,348

Operating Costs and expenses:
   Cost of services provided                               $  7,068,933           7,070,050          21,818,654          19,601,580
   General and administrative expenses                        1,505,208           1,417,347           4,815,740           4,164,486
                                                           ------------        ------------        ------------        ------------

Income from operations                                          154,079              95,979             190,973             457,282


Other income:
   Interest income                                               85,640              70,594             221,049             235,713
   Interest expense                                             (85,202)            (88,957)           (213,326)           (264,437)
   Other                                                          6,479              27,092              63,573               5,135
                                                           ------------        ------------        ------------        ------------

Income before income taxes                                      160,996             104,708             262,269             433,693
Provision for income taxes                                       75,012              33,037             118,095             186,912
                                                           ------------        ------------        ------------        ------------

Net income                                                 $     85,984        $     71,671        $    144,174        $    246,781
                                                           ============        ============        ============        ============

Earnings per common share                                  $       0.03        $       0.02        $       0.05        $       0.08
                                                           ============        ============        ============        ============

Weighted average shares outstanding                           2,975,000           2,975,000           2,975,000           2,975,000
                                                           ============        ============        ============        ============

                 See notes to consolidated financial statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments which, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year ending June 30, 1996. The financial information presented should be read in conjunction with the Company's financial statements which were filed under Form 10KSB.

     Certain fiscal year 1995 items have been reclassified to conform to the current year presentation.

2.   Earnings Per Common Share

     Earnings per common share amounts are based on the weighted average number of shares outstanding. Common stock equivalents are included when dilutive.

3.   Redeemable Warrants

     In connection with the public offering on January 29, 1992, there are warrants outstanding to purchase 1,150,000 shares of the Company's Class A Common Stock. Effective February 28, 1992, each registered warrant holder is entitled to purchase from the Company one share of Class A Common Stock of the Company at the exercise price of $6.00 (120% of the initial public offering price of a Unit) per share. These warrants expire on January 29, 1997.


4.   Restatement of Financial Statements

     Included in cash and cash equivalents at June 30, 1994 were holdings in certain GNMA funds of $4,093,500. The securities underlying these funds were investments in federal government backed mortgages. The market value of these funds was $3,812,500 at June 30, 1994. No accounting recognition was made regarding the $281,000 market decline in the GNMA funds because management had no plan to sell these investments and believed that the market decline was temporary. At the end of the first quarter of fiscal 1995, management changed its strategy regarding the GNMA funds and liquidated its investment on September 27, 1994, incurring a loss on sale of $316,000 which was originally recorded as a charge to earnings in the first quarter of fiscal 1995.

     The staff of the Securities and Exchange Commission ("SEC") believes that the most authoritative accounting literature directly bearing on the issue of the accounting for the market decline in the GNMA funds at June 30, 1994, and the subsequent sale of the Company's investment in those funds on September 27, 1994 requires the Company to record an unrealized loss of $281,000 for the year ended June 30, 1994, representing the market decline of the GNMA funds at that time. As a result, an unrealized loss of $281,000 ($165,000 net of income taxes) was included in the Company's results of operations for the year ended June 30, 1994. Accordingly, the amount of the loss charged to earnings for the sale of the GNMA investments was reduced from $316,000 to $35,000 in the Company's statement of operations for the quarter ended September 30, 1994.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations

         Revenues for the quarter ended March 31, 1996 increased by 1.7% to $8,728,220 over revenues in the corresponding quarter last year. Revenues for the nine month period ended March 31, 1996 were $26,825,367, an increase of 10.7% over the corresponding period in 1995. The increase results from growth within existing accounts as well as new accounts opened during the intervening period.

         General and administrative expenses for the current quarter were 17.2% of revenue, compared to 16.5% of revenue for the same quarter last year. For the nine month period, general and administrative expenses were 18.0% of revenue, compared to 17.2% for the same period last year. These increases are due to additional administrative personnel being employed during the intervening period and the additional expense incurred by the Company's installation of a company-wide computer network, as well as operating losses associated with the start-up of two major customers of which one relationship has been terminated.

         Other income/(expense) for the three month period ended March 31, 1996 totaled $6,917 compared to $8,729 for the same period last year. For the nine months ended March 31, 1996, other income (expense) was $71,296 as compared to $(23,589) for the corresponding period in fiscal 1995.

         Net income for the quarter ended March 31, 1996 was $85,984 or $0.03 per share as compared to $71,671 and $0.02 per share for the corresponding quarter last year. For the nine month period ended March 31, 1996, net income was $144,174 or $0.05 per share as compared to $246,781 and $0.08 per share in the similar period last year.

Liquidity and Capital Resources

         At March 31, 1996, the Company had working capital of $5,759,915.

         Operating Activities. Cash provided by operations for the nine months ended March 31, 1996 was $646,852 compared to $399,611 in cash consumed by operations for the nine months ended March 31, 1995.

         Investing Activities. Investing activities during the nine month period ended March 31, 1996 provided $2,272,677 in cash compared to $578,586 provided by similar activities in the same period last year. The net investment activity reflects the Company's shifting of a portion of its holdings from U.S. Treasury bills (all with maturity dates of less than a year) into more liquid investments classified as cash equivalents. (Also see Note 4 on page 6.)

         Investing activities for the nine months ended March 31, 1996 also included $1,045,015 in purchases on property and equipment, approximately $990,000 of which related to the renovation work at the Collegeville Inn Conference and Training Center. The Company intends to incur costs of between $2,000,000 and $2,500,000 for the remainder of the renovation, the majority of which is expected to be expended before the end of the fiscal year.

         Financing Activities. During the nine months ended March 31, 1996, financing activities consumed $439,808 in cash compared to $296,050 in cash provided by similar activities in the same period last year.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. The Company is current with all its obligations to its Bank and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures (aside from the Collegeville Inn) and believes that its cash from operations, existing balances, and available credit line are adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              None

Item 2.     Changes in Securities                                          None

Item 3.     Defaults Upon Senior Securities                                None

Item 4.     Submission of Matters to a Vote of Security Holders            None

Item 5.     Other Information                                              None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits                                                 None

            (b)   Reports on Form 8-K                                      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Nutrition Management Services Company




                                   /s/ Joseph V. Roberts
                                   ---------------------
                                   Chairman and Chief Executive
                                   Officer



                                   /s/ P. Joseph Scott III
                                   -----------------------
                                   Vice President of Finance

Date:    May 13, 1996