Form 10-Q/A
period 1996-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1996-07-22
CIK 879303

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

                      NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                                                         March 31,        June 30,
                                                                                                           1996            1995
                                                                                                           ----            ----
Current assets:
   Cash and cash equivalents                                                                           $  3,924,279    $  1,444,558
   Investments                                                                                                 --         2,970,099
   Restricted cash                                                                                          221,827         221,827
   Accounts receivable, less allowance for doubtful
     accounts of $695,613 and $381,669                                                                    6,363,053       5,892,480
Accrued income receivable                                                                                    91,575         337,676
   Notes and leases receivable, less allowance for
     doubtful accounts of $-0- and $121,448                                                                 830,706         453,810
   Advances to employees and related party mortgage                                                         216,792         144,539
   Deferred income taxes                                                                                    451,265         420,265
   Inventory and other                                                                                      383,999         428,246
                                                                                                       ------------    ------------
Total current assets                                                                                     12,483,496      12,313,500



Property and equipment, net of accumulated
    depreciation of $844,396 and $648,561                                                                 2,978,106       2,147,753

Other assets:
   Long-term accounts receivable, less allowance
     for doubtful accounts of $57,509 and $57,509                                                            50,814          57,509
   Deferred income taxes                                                                                     18,918            --
   Investment in contracts, net of accumulated
    amortization of $851,939 and $595,965                                                                   854,550       1,110,524
   Lease receivable                                                                                         319,258         403,375
   Advances to employees and related party mortgage                                                          10,000          40,148
   Deferred costs and other
                                                                                                             22,117         293,350
                                                                                                       ------------    ------------

Total assets                                                                                           $ 16,737,259    $ 16,366,159
                                                                                                       ============    ============

              LIABILITIES AND STOCKHOLDERS EQUITY


                                                                                                         March 31,        June 30,
                                                                                                           1996            1995
                                                                                                           ----            ----

Current liabilities:
   Current portion of long-term debt                                                                   $    896,667    $    896,667
   Accounts payable                                                                                       4,643,175       3,957,656
   Accrued expenses                                                                                         490,525         354,234
   Accrued payroll and related expenses                                                                     371,845         413,962
   Accrued income taxes                                                                                      94,224          79,926
   Other                                                                                                    227,145         257,547
                                                                                                       ------------    ------------
Total current liabilities                                                                                 6,723,581       5,959,992

Long-term debt, net of current portion                                                                    3,491,974       4,039,474
Deferred income taxes                                                                                          --            77,082
Other                                                                                                       340,201         252,282

Stockholders' equity:
   Undesignated preferred stock - no par,
         2,000,000 shares authorized, none outstanding                                                         --              --

   Common stock:
     Class A - no par, 10,000,000 shares authorized;
         3,000,000 issued, 2,875,000 outstanding                                                          3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized,
         issued and outstanding                                                                                  48              48

   Retained earnings                                                                                      2,681,154       2,536,980
                                                                                                       ------------    ------------
                                                                                                          6,483,128       6,338,954

   Less:  treasury stock (class A common:
     125,000 shares) - at cost
                                                                                                           (301,625)       (301,625)
                                                                                                       ------------    ------------
Total stockholders' equity
                                                                                                          6,181,503       6,037,329
                                                                                                       ------------    ------------
Total liabilities and stockholders' equity                                                             $ 16,737,259    $ 16,366,159
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