Form 10-K
period 1996-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1996-09-30
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended June 30, 1996
                                                OR

         /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                  (NO FEE REQUIRED)

         For the transition period from _______ to _______

                         Commission file Number 0-19824

                      NUTRITION MANAGEMENT SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                        23-2095332
- ------------                                        ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

725 KIMBERTON ROAD, KIMBERTON, PENNSYLVANIA                   19442
- -------------------------------------------                   -----
(Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code:  (610) 935-2050
                                                              --------------

                  Securities registered pursuant to Section 12 (b) of the Act:

                                                 NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS            ON WHICH REGISTERED
                  -------------------            -------------------

                                      None

         Securities registered pursuant to Section 12(g) of the Act:

                  TITLE OF EACH CLASS
                  -------------------

Shares of Class A Common Stock (no par value)
Warrants to Purchase Common Stock

                            (COVER PAGE 1 OF 2 PAGES)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanges Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES / X /     NO /   /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of September 20, 1996 was approximately $1,402,000.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 20, 1996, there was outstanding 2,792,569 shares of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the Registrant's Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III for Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

         This report consists of consecutively numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on pages 17-19.

                            (COVER PAGE 2 OF 2 PAGES)

PART I

ITEM 1 - BUSINESS

        GENERAL

                  Nutrition Management Services Company (the "Company" or the "Registrant") provides food management services to continuing care facilities, hospitals and retirement communities.

                  The   Company   was   incorporated   under  the  laws  of  the
         Commonwealth of Pennsylvania on March 28, 1979, and focuses on the continuing care and health-care segments of the food service market. Its customers include continuing care facilities, hospitals, and retirement communities.

                  The Company consummated an Initial Public Offering of its Class A Common Stock and certain Class A Common Stock Purchase

         Warrants on January 29, 1992.

               On May 31, 1994, the Company purchased twenty-two (22) acres of land containing a 40,000 square foot building formerly used as a restaurant and banquet facility. The Company is currently renovating the property to serve as a comprehensive training facility for Company employees. In addition, the facility will serve as a showroom for prospective customers who will be able to observe the Company's programs for nursing and retirement home dining and hospital cafeteria operations. When opened, the Company will operate a restaurant from a portion of the property and the revenue from such operation will be used to defray the costs and expenses of the training facility. Construction and renovation of the facility is substantially underway. The restaurant will be managed by experienced professionals employed by and to be recruited by the Company. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investing Activities" for a description of the costs relating to the renovation work.

        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                  Not applicable.

         DESCRIPTION OF SERVICES

                  The Company provides contract food service to continuing care facilities, hospitals, and retirement communities. The Company provides complete management and supervision of the dietary operations in its customers' facilities through the use of on-site management staff, quality and cost-control programs, and training and education of dietary staff. The Company's operational districts are supported by District Managers, registered dietitians and quality assurance staff.

                  The Company seeks to provide food service at a lower cost than self-managed facilities, while maintaining or improving existing service, nutritional care standards and regulatory compliance.

         MARKETING AND SALES

                  The Company's customers include continuing care facilities, hospitals and retirement communities, which range in size from small individual facilities to large multi-facility operations. Although many facilities perform their own food service functions without relying upon outside management firms such as the Company, the Company expects the market for its services to grow as facilities increasingly seek to contain costs and are required to comply with increased governmental regulations.

                  The Company's services are marketed at the corporate level by its Chief Executive Officer, its President, and its Marketing Representatives. The Company's services are marketed primarily through in-person solicitation of facilities. The Company also utilizes direct mail and participates in industry trade shows.

         MARKET FOR SERVICES

                  The market for the Company's services consists of a large number of facilities involved in various aspects of the continuing care and health care fields, including nursing homes, retirement communities, hospitals and rehabilitation centers. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit and may serve residents and patients on a continuing or short-term basis.

         SERVICE AGREEMENTS

              The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 1996 the Company provided services under various service agreements at 92 facilities. At certain of these facilities, the Company has contracts to provide vending services in addition to the contract to provide food services. Most of these contracts have one year terms and are automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

                  The following table shows the number of customer accounts maintained by the Company during each of the last three fiscal years:

                                            1996      1995        1994
                                            ----      ----        ----

         Agreements in effect at
          beginning of fiscal year           95        92          63

          New agreements during
          the fiscal year                    10        16          14

          Purchased contracts                --        --          29

          Contracts canceled during
          the fiscal year                    13        13          14
                                             --        --          --

          Agreements in effect at the
          end of the fiscal year             92        95          92
                                             --        --          --

                  In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon. Historically, the Company has not incurred any significant losses related to amounts not collected for services rendered.

         MAJOR CUSTOMER

                  In fiscal 1996, 12% of the Company's revenues were derived from sales to one customer. The loss of such customer could have a material adverse affect on the Company's results of operations in fiscal 1997.

         COMPETITION

                The Company competes mainly with regional and national food service management companies operating in the continuing care and health care industries, as well as with the self managed departments of its potential clients.

                  Although the competition to service these facilities is intense, the Company believes that it competes effectively for new agreements as well as for renewals of existing agreements based upon the quality and dependability of its services. The Company's ability to compete successfully depends upon its ability to maintain and improve quality, service and reliability, to attract and retain qualified employees and to continue to expand its marketing and service activities.

         EMPLOYEES

                  At June 30, 1996, the Company employed a total of approximately 770 employees. Approximately 288 of those employees serve in various executive, management, administrative, quality assurance and sales capacities. The remaining 482 employees are primarily dietary workers. A small percentage of the Company's dietary workers were covered by collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

         FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                  Not applicable


         ITEM 2 - PROPERTIES

                  The Company leases its corporate offices, located at 725 Kimberton Road, Kimberton, PA 19442, which consists of approximately 8,500 square feet from a corporation controlled by a related party. The initial term of the lease expires on June 30, 2002.

                  The Company leases an apartment from a corporation controlled by a related party to accommodate visiting clients and employees. In addition, the Company is provided with office space at each of its client facilities.

                  The Company owns approximately twenty-two acres of land in Collegeville, Pennsylvania, upon which construction is currently in progress. The Company is renovating an existing 40,000 square foot building to serve as a training facility and restaurant.

                  The Company presently owns food service equipment, computers, office furniture, and equipment, automobiles and trucks. Management believes that all properties and equipment are sufficient for the conduct of the Company's current operations.

         ITEM 3 - LEGAL PROCEEDINGS

                  There are no material legal proceedings pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

                  The Company's Class A Common Stock No Par Value, (the "Class A Common Stock") is traded on the Nasdaq Small Cap Market ("NASDAQ"). In addition, 1,150,000 redeemable warrants to purchase one share of Class A Common Stock at $6.00 per share, are also separately traded on NASDAQ.

               The following table shows the range of high and low bid quotations as reported by NASDAQ for the quarters ending during the last two fiscal years for the Class A Common Stock:

          FISCAL 1996                  HIGH                LOW
          -----------                  ----                ---
          First Quarter                2 5/8              1 11/16
          Second Quarter               2 3/16             1 5/8
          Third Quarter                1 13/16            1 1/8
          Fourth Quarter               2 5/16             1 3/16

          FISCAL 1995                  HIGH                 LOW
          -----------                  ----                 ---
          First Quarter                3 5/8              2 1/2
          Second Quarter               3 5/8              1 7/8
          Third Quarter                2 7/16             1 5/8
          Fourth Quarter               4                  1 11/16

                The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The above prices do not reflect prices in actual transactions.

         HOLDERS

                  As of September 20, 1996, there were approximately eighty holders of record of the Class A Common Stock. It is estimated that there are in excess of 500 beneficial holders of record.

         DIVIDENDS

              The Company has not paid any dividends on its Class A or Class B Common Stock. It is not expected that the Company will pay any dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The selected historical financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto.

                                                                  YEARS ENDED JUNE 30,

                                        1996            1995             1994              1993             1992
                                        ----            ----             ----              ----             ----
                                                                      (as restated)

Revenue                            $35,138,432     $33,352,992        $31,464,440      $10,152,594      $8,656,326

Gross profit                         6,801,924       6,337,036          5,711,775        4,023,750       3,729,709

Income from operations                 418,991         553,050          1,160,541          498,924         703,314

Other income (expense)                 128,563        (41,187)          (306,521)          498,282         105,967

Income before effect of
   accounting change                   301,954         265,461            401,151          552,825         457,813
                               --------------- ---------------  -----------------  --------------- ---------------

Net income                            $301,954        $265,461           $656,838         $552,825        $457,813
                               --------------- ---------------  -----------------  --------------- ---------------

Per share of common
stock:
Income before effect of
   accounting change                     $0.10           $0.09              $0.13            $0.18           $0.17

Net income                               $0.10           $0.09              $0.22            $0.18           $0.17
                               --------------- ---------------  -----------------  --------------- ---------------

Weighted average common
   shares outstanding                2,967,322       2,975,000          2,989,589        3,088,356       2,632,233
                               --------------- ---------------  -----------------  --------------- ---------------

                                                                        AS OF JUNE 30,

                                        1996            1995             1994              1993             1992
                                        ----            ----                ----           -----            ----
                                                                      (as restated)

Working capital                     $3,836,637      $6,131,681         $6,518,916       $5,370,610      $4,477,807
Total assets                        16,962,352      16,366,159         15,556,388        7,645,020       7,056,679
Long-term debt                       3,267,808       4,039,474          4,785,091          491,011         325,329
Shareholders' equity                 6,230,092       6,037,329          5,771,868        5,341,655       4,863,830

[1] See Note 19 of the Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

                  Revenues for the year ended June 30, 1996 ("fiscal 1996") increased by 5.4% to $35,138,432 over revenues for the year ended June 30, 1995 ("fiscal 1995"). The increase results from growth within existing accounts as well as new accounts opened during the intervening period, offset by contracts canceled during the period.

                  Direct cost of operations for fiscal 1996 was $28,336,508, compared to $27,015,956 for similar expenses in fiscal 1995, an increase of $1,320,552 or 4.9%. This increase in direct costs is consistent with revenue growth.

                  Gross Profit for fiscal 1996 was $6,801,924, compared to $6,337,036, an increase of $464,888 or 7.3%. This increase is due to revenues increasing at a greater percentage than direct expenses.

                  General and administrative expenses for fiscal 1996 were $5,761,648 or 16.4% of revenue, compared to $5,253,390 or 15.8% of revenue for fiscal 1995. These increases are due to additional administrative personnel being employed during the current year and additional expenses incurred for the installation of a company-wide computer network, as well as operating losses associated with the start-up costs of two major customers, of which one relationship has been terminated.

                  Depreciation and amortization for fiscal 1996 was $621,285, compared to $530,596 for fiscal 1995. The increase of $90,689 or 17.1%, was attributable to the charge-off of deferred costs associated with contracts canceled during fiscal 1996. (See "Service Contracts")

                  Income from operations for fiscal 1996 was $418,991 or 1.2% of revenue compared to $553,050 or 1.7% of revenue for fiscal 1995, a decrease of $134,059. This decrease in operating income is the result of the increase in expenses.

                  Interest expense for fiscal 1996 was $234,280 or 0.7% of revenue, compared to $360,886 or 1.1% of revenue for fiscal 1995. This decrease is attributable to a decline in the average debt outstanding due to the Company's compliance with scheduled repayments.

                  Interest and other non-operating income for fiscal 1996 was $362,843 as compared to $319,699 for fiscal 1995. This increase is due to "Other Income" consisting of discounts from making timely payments and gains resulting from dispositions of fixed assets.

                  For the foregoing reasons, net income before taxes for fiscal 1996 was $547,554 or 1.6% of revenue compared to $511,863 or 1.5% of revenue for fiscal 1995, an increase of $35,691, an increase of 7.0% from fiscal 1995.

                  Net income for fiscal 1996 was $301,954 or $0.10 per share as compared to $265,461 and $0.09 per share for fiscal 1995.

         YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

                  Food service revenue for the year ended June 30, 1995 ("fiscal 1995") increased $1,888,552 to $33,352,992 over $31,464,440 in revenue for the year ended June 30, 1994 ("fiscal 1994"), an increase of 6.0%. This increase in revenue, was generated by new accounts and contracts acquired during the fiscal year.

                  Direct cost of operations for fiscal 1995 was $27,015,956, compared to $25,752,665 for similar expenses in fiscal 1994, an increase of $1,263,291 or 4.9%. This increase in direct costs is consistent with the revenue growth.

                  Gross profit for fiscal 1995 was $6,337,036, compared to $5,711,775 for fiscal 1994, an increase of $625,261 or 10.9%. This increase in gross profit results principally from the company's growth in revenues.

                  Depreciation and amortization expense for fiscal 1995 was $530,596 compared to $442,096 in similar expenses for fiscal 1994, an increase of $88,500, which is attributable to the property and equipment placed in service during fiscal 1995 and fiscal 1994

                  Income from operations for fiscal 1995 was $553,050 or 1.7% of revenue compared to $1,160,541, or 3.7% of revenue for fiscal 1994, a decrease of $607,491. This decrease in operating income results primarily from the increased general and administrative expenses.

                  Interest expense for fiscal 1995 was $360,886 or 1.1% of revenue, compared to $324,849 or 1.0% of revenue for fiscal 1994. This increase in interest expense is primarily related to the increase in average debt outstanding during fiscal 1995 as compared to fiscal 1994. (See "Liquidity and Capital Resources").

                  Interest and other non-operating income for fiscal 1995 was $319,699 compared to $18,328 for fiscal 1994. The increase reflects the effect of the unrealized loss of $281,000 on the Company's investments in a GNMA fund recorded in fiscal 1994. When the GNMA fund investments were sold in fiscal 1995, a loss of $316,000 was realized of which only $35,000 was charged to fiscal 1995 operations.

                  Net income before taxes for fiscal 1995 was $511,863 or 1.5% of revenues compared to $854,020 or 2.7% of revenue for fiscal 1994, a decrease of 33.8%.

                  Net income before the cumulative effect of an accounting change for fiscal 1995 was $265,461, or 0.8% of revenue, compared to $401,151 or 1.3% of revenues for fiscal 1994, an decrease of 33.8%.

                  The cumulative effect of adopting the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" was recorded in 1994 and resulted in a benefit of $255,687.

LIQUIDITY AND CAPITAL RESOURCES

                At June 30, 1996, the Company had working capital of $3,836,637 as compared to $6,131,681 at June 30, 1995 and $6,518,916 at June 30,
         1994. This decrease in working capital is attributable to expenses relating to renovation work at the Collegeville Inn Conference and Training Center. (See "Investing Activities" for a description of estimated fiscal 1997 expenditures). The Company's holdings in cash, cash equivalents and marketable securities decreased by $1,388,050 and $913,349 during fiscal 1996 and 1995 to $3,026,607 and to $4,414,657, respectively. The Company believes that its existing cash and cash equivalents, investments, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for at least the next twelve months.

         OPERATING ACTIVITIES

              Cash provided by operations for fiscal 1996 was $1,708,503 compared to $36,264 in cash consumed by operations for fiscal 1995. This is primarily attributable to the increase in accounts payable as a result of pre-opening activity at the Collegeville Inn, and from modifications to several existing contracts for which the Company has assumed payment of all food service related costs.

                  Operating activities for fiscal 1995 used $36,264 in cash and cash equivalents compared to $461,899 provided by similar activities in fiscal 1994. This difference is primarily due to payments of income taxes of approximately $870,000 made during 1995 that primarily related to the prior year.

         INVESTING ACTIVITIES

                  Investing activities provided $754,404 in cash during fiscal 1996 compared to $185,734 consumed by investing activities for fiscal 1995. The net investment activity reflects the Company's shifting of its holdings into more liquid investments classified as cash equivalents (see discussion on page 12).

                  Investing activities for fiscal 1996 also included purchases on property and equipment in the amount of $2,672,801, of which approximately $2,484,000 related to the renovation work at the Collegeville Inn Conference and Training Center. The Company intends to incur costs between $3,000,000 and $3,500,000 for the remainder of the renovation, the majority of which is expected to be expended during fiscal 1997. (See "Business - General Description of Business" for more discussion on the Collegeville Inn project).

                  For fiscal 1995, investing activities used $185,734 in cash compared to $3,497,136, used in fiscal 1994. Cash used in investing activities for 1995 reflects a net $842,401 provided from the sale of investments. Investments in certain GNMA funds were sold and used to purchase U.S. Treasury bills and similar investments all with maturities of one year or less when purchased.

                  Investing activities also consumed $1,300,277 during 1995 for the purchase of property and equipment of which approximately $600,000 related to the renovation work at the Collegeville Inn.

         FINANCING ACTIVITIES

                During fiscal 1996, financing activities consumed $880,858 in cash compared to $151,050 in cash provided by similar activities for fiscal 1995. This is primarily due to the repayment of continuing debt borrowings in the approximate amount of $897,000, offset by proceeds of $125,000.

                  Financing activities during fiscal 1995 provided $151,050 in cash compared to $4,062,348 provided in fiscal 1994. 1995's amount reflects cash of $1,493,950 used to repay continuing debt offset by additional proceeds from the issuance of debt of $1,645,000. In the prior year, proceeds from continuing debt borrowings were over $5.1 million.

                  During 1995, the Company restructured its debt with its primary bank to include the permanent increase of the line-of-credit to $2,900,000. Borrowings under the line of credit were $2,404,552 at June 30, 1995. Additionally during 1995, the Company obtained two term loans, from the bank to finance the purchase of equipment totaling $895,000 (the first term loan totals $395,000, the second, $500,000). These loans have three and four year terms, respectively.

       CAPITAL RESOURCES

                  The Company has certain credit facilities with its bank including a line of credit and three term loans. As of June 30, 1996, the Company had approximately $370,000 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

                  A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer health care facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

                  The Company has no other material commitments for capital expenditures (aside from the Collegeville Inn) and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the foreseeable future. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

         EFFECTS OF INFLATION

                  All of the Company's agreements with its customers allow the Company to pass through to its customers its increases in the cost of labor. The Company believes that it will be able to recover increased in costs attributable to inflation by continuing to pass through cost increases to its customers.

       FORWARD-LOOKING STATEMENTS

                  This Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, expenditures relating to the renovation work at the Collegeville Inn Conference and Training Center. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         NEW AUTHORITATIVE PRONOUNCEMENTS

                  The Financial  Accounting  Standards Board ("FASB") has issued
         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not anticipate this statement will have a material impact on its financial statements. In addition, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation , " in October 1995. SFAS No. 123 uses fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes. The accounting requirement of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 14, of this Form 10-K.

         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  In its filing on Form 8-K dated August 11, 1995, the Company reported that it had dismissed Mortenson & Associates, P.C. of Cranford, New Jersey (Mortenson) as its independent accountants. Mortenson had served as the Company's independent accountants as of and for the years ended June 30, 1994, 1993, 1992 and 1991. None of Mortenson's reports on these years contained any adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                  In its filing on Form 8-K dated August 29, 1995, the Company reported that it had engaged Deloitte & Touche, LLP (Deloitte & Touche) of Philadelphia, Pennsylvania to serve as its new independent accountants.

                  On October 12, 1995, the Company dismissed Deloitte & Touche, LLP, 1700 Market Street, Philadelphia, PA 19103 as its independent accountants. The Company and Deloitte & Touche had a disagreement regarding the accounting for a loss on a sale of investments. Both members of management and of the board of directors have discussed the subject matter of the disagreement with Deloitte & Touche. (See below for further description of the matter of disagreement.)

                  Deloitte & Touche has never issued any report on the Company's financial statements.

                  Also effective October 12, 1995, the Company re-engaged Mortenson to serve as its principal independent accountants to audit the Company's financial statements as of and for the year ended June 30, 1995.

                  On September 27, 1994, the Company liquidated its holdings in certain GNMA funds and realized a loss of $316,000 which represented the difference between the funds' carrying value (cost) of $4,139,000 and the sale proceeds of $3,823,000. The loss was recognized as a charge to earnings for the quarter ended September 30, 1994 and was reported in the Company's Form 10-QSB for that quarter. At June 30, 1994, the Company's holdings in the GNMA funds were carried at cost which exceeded the market value at that time by approximately $281,000. In connection with its audit, which it did not complete, of the Company's financial statements for the year ended June 30, 1995, Deloitte & Touche advised the Company that the GNMA funds should have, in its opinion, been reported at the lower of cost or market at June 30, 1994 and an unrealized loss should have been recorded as a charge against earnings in the Company's financial statements for the year ended June 30, 1994. Deloitte & Touche advised the Company that the fiscal 1994 financial statements and the interim fiscal 1995 financial statements should, in its opinion, be restated to reflect the loss in the fiscal year ended June 30, 1994. Deloitte & Touche also advised the Company that its report on the Company's fiscal 1995 financial statements would be qualified if the fiscal 1994 financial statements were not restated to report the loss in that year.

                  Mortenson did not believe that restatement of the financial statements as of and for the year ended June 30, 1994 was required believing that the transaction in question had been accounted for in accordance with generally accepted accounting principles. Mortenson concurred with the Company's accounting for the holdings in the GNMA funds and that the unrealized loss of $281,000 as of June 30, 1994 was a temporary market decline. Mortenson's position was also based on the Company's belief that, as of June 30, 1994, it had both the intent and ability to hold these GNMA funds until the temporary decline reversed. The Company changed its intent due to events occurring in the first quarter of 1995 and, in turn, sold the GNMA fund holdings and realized the loss at that time. Mortenson believed that the accounting of the full loss in the first quarter of 1995 was appropriate. At the time of the change in independent accountants, the Company's management also believed that restatement of 1994's financial statements was not necessary.

                  There have been no other transactions similar to the one described herein that resulted in the disagreement.

                  Subsequent to the Company's filing on Form 8-K on October 12, 1995, the staff of the Securities and Exchange Commission has issued a letter to the Company outlining the staff's position on the accounting for the circumstances described above and therein required a restatement of the Company's fiscal 1994 financial statements to reflect the unrealized loss of $281,000 in that year. Accordingly, the fiscal 1994 financial statements have been restated as described in
         Note 19 to the financial statements to conform to the SEC staff's position.

         PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  This information will be contained in the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

                  This information will be contained in the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  This information will be contained in the Proxy Statement of the Company for the 1996 Annual Meeting of Shareholders under the caption "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This  information will be contained in the Proxy Statements of the Company for the 1996 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          (A)  1.  Consolidated Financial Statements

                   Independent Auditor's Report                    F-1

                   Consolidated Balance Sheets as of
                   June 30, 1996 and 1995                          F-2, 3

                   Consolidated Statements of Operations for
                   the Years Ended June 30, 1996, 1995
                   and 1994                                        F-4

                   Consolidated Statements of Stockholders'
                   Equity for the Years Ended June 30, 1996,
                   1995 and 1994                                   F-5

                   Consolidated Statements of Cash Flows for
                   the Years Ended June 30, 1996, 1995 and 1994    F-6, 7

                   Notes to Consolidated Financial Statements      F-8 to F-19

                   Independent Auditor's Report Related
                   Financial Statement Schedule                    F-20

                   Schedule of Valuation Accounts                  F-21

          (B)  REPORTS ON FORM 8-K

                       None

          (C)  EXHIBITS

                  The following Exhibits are filed as part of this report (references are to Reg. S-K Exhibit Numbers):

         3.1 Amended and Restated Certificate of Incorporation of Company (Incorporated by reference to Exhibit 3-1 of the Company's Registration Statement on Form S-1 ( File No. 33-4281)).

         3.2 By-Laws of the Company (Incorporated by reference to Exhibit 3.2 of the S-1).

         4.1 Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the S-1).

         4.5 Registration Rights Agreement between the Company and Kathleen Hill (Incorporated by reference to Exhibit 4.5 of the S-1).

         10.1 Employment Agreement between the Company and Joseph Roberts (Incorporated by reference to Exhibit 10.1 of the S-1).

         10.3 Employment Agreement between the Company and Kathleen Hill (Incorporated by reference 10.3 of the S-1).

         10.4  Company's  1991 Stock Option Plan  (Incorporated  by reference to
               Exhibit 10.4 of the S-1).

         10.5 Loan Agreement between the Company and Meridian Bank as amended (Incorporated by reference to Exhibit 10.5 of the S-1).

         10.8  Guaranty   Agreement  between  the  Company  and  Joseph  Roberts
               (Incorporated by reference to Exhibit 10.9 Annual Report on Form 10-K filed September 27, 1992).

         10.9  Lease   Agreement   Between   the   Company  and  Ocean  7,  Inc.
               (Incorporated by reference to Exhibit 10.11 Annual Report of Form 10-K filed September 27, 1992).

         10.11 Escrow Agreement among the Company, Service America Corporation and Meridian Bank (Incorporated by reference to Exhibit 2, Current Report on Form 8-K filed July 29, 1993).

         10.12 Loan   Agreement   between   the  Company   and   Meridian   Bank
               (Incorporated by reference to Exhibit 10.12 Annual Report on Form 10-KSB filed September 27, 1993).

         10.13 Agreement of Purchase and Sale between the Company and REVEST II Corporation, with Amendments. (Incorporated by reference to Exhibit 10.13 , Annual Report on Form 10-KSB filed September 27, 1994.)

         16.1 Letter on change in certifying accountant from Mortenson & Associates, P.C. (Incorporated by reference to Exhibit I to Form 8-KA dated August 11, 1995.)

         16.2 Letter on change in certifying accountant from Deloitte & Touche LLP (Incorporated by reference to Exhibit 1 to Form 8-KA dated October 12, 1995.)

         24.1  Power of Attorney included on Page 19.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Nutrition Management Services Company
                                    (Registrant)

                                    /s/ Joseph V. Roberts
                                    -----------------------------------
                                    Joseph V. Roberts, Chief Executive
                                      Officer and Director

Date:  September 20, 1996

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of September 20, 1996.


    /s/ Joseph V. Roberts                      /s/ Kathleen A. Hill
    ----------------------------------         ------------------------------
    Joseph V. Roberts, Chief Executive         Kathleen A. Hill, President and
       Officer and Director                                  Director

    /s Kenneth D. Bleakly                      /s/ Samuel R. Shipley
    ----------------------------------         ------------------------------
    Kenneth D. Bleakly, Director               Samuel R. Shipley, Director

    /s Michael M. Gosman                       /s/ Jane Scaccetti Fumo
    ----------------------------------         ------------------------------
    Michael M. Gosman, Director                Jane Scaccetti Fumo, Director

                                               /s/ Frank Fletcher
                                               -------------------------------
                                               Frank Fletcher, (Principal
                                               Financial and Accounting Officer)

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

TABLE OF CONTENTS
- --------------------------------------------------------------------------------


                                                                   PAGE
                                                                   ----
Independent Auditor's Report...................................... F-1

Consolidated Balance Sheets as of June 30, 1996 and 1995.......... F-2 - F-3

Consolidated Statements of Operations for the years ended

June 30, 1996, 1995 and 1994...................................... F-4

Consolidated Statements of Stockholders' Equity for

the years ended June 30, 1996, 1995 and 1994...................... F-5

Consolidated Statements of Cash Flows for the years

ended June 30, 1996, 1995 and 1994................................ F-6 - F-7

Notes to Consolidated Financial Statements........................ F-8 - F-19


                                . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Nutrition Management Services Company
   Kimberton, Pennsylvania

                  We have audited the accompanying  consolidated  balance sheets of Nutrition Management Services Company and its subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition Management Services Company and its subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                  As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended June 30, 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                  As discussed in Note 19 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the year ended June 30, 1994, to reflect a reclassification of certain GNMA funds from cash and cash equivalents to short-term marketable securities, and to record an unrealized loss on these GNMA funds for a decline in the market value.

                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

Cranford, New Jersey
September 11, 1996

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                            1 9 9 6             1 9 9 5
                                                                                            -------             -------
ASSETS:

CURRENT ASSETS:

   Cash and Cash Equivalents                                                          $     3,026,607     $     1,444,558
   Marketable Securities                                                                           --           2,970,099
   Accounts Receivable [Net of Allowance for Doubtful Accounts

     of $362,065 and $381,669 in 1996 and 1995, Respectively]                               5,863,105           5,892,480
   Unbilled Revenue                                                                           273,132             337,676
   Notes and Leases Receivable [Net of Allowance for Doubtful

     Accounts of $-0- and $121,448 in 1996 and 1995, Respectively]                            823,602             453,810
   Advances to Employees and Related Party Mortgage in 1995                                   257,415             144,539
   Deferred Income Taxes                                                                      387,183             420,265
   Inventory and Other                                                                        407,221             428,246
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                    11,038,265          12,091,673
                                                                                      ---------------     ---------------

PROPERTY AND EQUIPMENT - NET                                                                4,450,309           2,147,753
                                                                                      ---------------     ---------------

OTHER ASSETS:

   Restricted Cash                                                                            146,827             146,827
   Long-Term Accounts Receivable [Net of Allowance for
     Doubtful Accounts of $57,509 in 1996 and 1995]                                            50,815              57,509
   Investment in Contracts [Net of Accumulated Amortization
     of $937,263 and $595,965 in 1996 and 1995, Respectively]                                 769,226           1,110,524
   Lease Receivable                                                                           289,882             403,375
   Advances to Employees and Related Party Mortgage                                             5,000              40,148
   Deferred Income Taxes                                                                      112,000                  --
   Deferred Costs and Other Assets                                                            100,028             386,350
                                                                                      ---------------     ---------------

   TOTAL OTHER ASSETS                                                                       1,473,778           2,126,733
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $    16,962,352     $    16,366,159
                                                                                      ===============     ===============

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                            1 9 9 6             1 9 9 5
                                                                                            -------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

   Accounts Payable                                                                   $     5,042,025     $     3,957,656
   Accrued Expenses                                                                           397,054             354,234
   Accrued Payroll                                                                            471,806             413,962
   Current Portion of Long-Term Debt                                                          896,667             896,667
   Accrued Income Taxes                                                                        45,063              79,926
   Other                                                                                      349,013             257,547
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                                7,201,628           5,959,992
                                                                                      ---------------     ---------------

LONG-TERM LIABILITIES:

   Long-Term Debt - Net of Current Portion                                                  3,267,808           4,039,474
   Deferred Income Taxes                                                                           --              77,082
   Other                                                                                      262,824             252,282
                                                                                      ---------------     ---------------

   TOTAL LONG-TERM LIABILITIES                                                              3,530,632           4,368,838
                                                                                      ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                      --                  --
                                                                                      ---------------     ---------------

STOCKHOLDERS' EQUITY:
   Undesignated Preferred Stock - No Par,

     2,000,000 Shares Authorized, None Outstanding                                                 --                  --

   Common Stock:

     Class A - No Par,  10,000,000  Shares  Authorized;  3,012,500 and 3,000,000
       Issued, 2,810,569 and 2,875,000

       Outstanding in 1996 and 1995, Respectively                                           3,826,926           3,801,926

     Class B - No Par, 100,000 Shares Authorized;

       100,000 Shares Issued and Outstanding                                                       48                  48

   Retained Earnings                                                                        2,838,934           2,536,980
                                                                                      ---------------     ---------------

   Totals                                                                                   6,665,908           6,338,954
   Less: Treasury Stock - [Common - Class A: 201,931 and 125,000
           Shares in 1996 and 1995, Respectively] - At Cost                                  (435,816)           (301,625)
                                                                                      ---------------     ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                               6,230,092           6,037,329
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    16,962,352     $    16,366,159
                                                                                      ===============     ===============

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                                                    Y E A R S   E N D E D
                                                                                        J U N E   3 0,

                                                                       1 9 9 6             1 9 9 5              1 9 9 4
                                                                       -------             -------              -------
                                                                                                              [RESTATED]
FOOD SERVICE REVENUE                                              $     35,138,432    $    33,352,992     $    31,464,440
                                                                  ----------------    ---------------     ---------------

COST OF OPERATIONS:

   Payroll and Related Expenses                                         13,128,099         13,204,316          14,173,277
   Other Costs of Operations                                            15,208,409         13,811,640          11,579,388
                                                                  ----------------    ---------------     ---------------

   TOTAL COST OF OPERATIONS                                             28,336,508         27,015,956          25,752,665
                                                                  ----------------    ---------------     ---------------

   GROSS PROFIT                                                          6,801,924          6,337,036           5,711,775
                                                                  ----------------    ---------------     ---------------

EXPENSES:

   General and Administrative Expenses                                   5,761,648          5,253,390           4,109,138
   Depreciation and Amortization                                           621,285            530,596             442,096
                                                                  ----------------    ---------------     ---------------

   TOTAL EXPENSES                                                        6,382,933          5,783,986           4,551,234
                                                                  ----------------    ---------------     ---------------

   INCOME FROM OPERATIONS                                                  418,991            553,050           1,160,541
                                                                  ----------------    ---------------     ---------------

OTHER INCOME [EXPENSES]:

   Interest Expense                                                       (234,280)          (360,886)           (324,849)
   Interest Income                                                         292,819            307,912             262,582
   Unrealized Loss on Marketable Securities                                     --                 --            (281,000)
   Other                                                                    70,024             11,787              36,746
                                                                  ----------------    ---------------     ---------------

   TOTAL OTHER INCOME [EXPENSES] - NET                                     128,563            (41,187)           (306,521)
                                                                  ----------------    ---------------     ---------------

   INCOME BEFORE INCOME TAXES AND CUMULATIVE

     EFFECT OF ACCOUNTING CHANGE                                           547,554            511,863             854,020

INCOME TAX EXPENSE                                                         245,600            246,402             452,869
                                                                  ----------------    ---------------     ---------------

   INCOME BEFORE CUMULATIVE EFFECT OF

     ACCOUNTING CHANGE                                                     301,954            265,461             401,151

CUMULATIVE EFFECT OF CHANGE IN INCOME

   TAX ACCOUNTING                                                               --                 --             255,687
                                                                  ----------------    ---------------     ---------------

   NET INCOME                                                     $        301,954    $       265,461     $       656,838
                                                                  ================    ===============     ===============

NET INCOME PER SHARE:

   Income Before Cumulative Effect of

     Accounting Change                                            $            .10    $           .09     $           .13
   Cumulative Effect of Change in Income Tax
     Accounting                                                                 --                 --                 .09
                                                                  ----------------    ---------------     ---------------

   NET INCOME PER SHARE                                           $            .10    $           .09     $           .22
                                                                  ================    ===============     ===============

   WEIGHTED AVERAGE NUMBER OF SHARES

     OUTSTANDING                                                         2,967,322          2,975,000           2,989,589
                                                                  ================    ===============     ===============

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                                CLASS A                     CLASS B
                                -------                     -------
                             COMMON STOCK                COMMON STOCK                           TREASURY STOCK           TOTAL
                             ------------                ------------                           --------------           -----
                          NUMBER                     NUMBER                  RETAINED        NUMBER                  STOCKHOLDERS'
                          ------                     ------                  --------        ------                  -------------
                         OF SHARES     AMOUNT       OF SHARES     AMOUNT     EARNINGS       OF SHARES      AMOUNT       EQUITY
                         ---------     ------       ---------     ------     --------       ---------      ------       ------
BALANCE - JUNE 30,
  1993                   2,950,000  $  3,801,926      100,000   $       48  $  1,614,681      (50,000) $    (75,000) $   5,341,655

  Repurchase of
    Company Stock          (75,000)           --           --           --            --      (75,000)     (226,625)      (226,625)

  Net Income
    [Restated]                  --            --           --           --       656,838           --            --        656,838
                      ------------  ------------   ----------   ----------  ------------  -----------  ------------  -------------

BALANCE - JUNE 30,
  1994 [RESTATED]        2,875,000     3,801,926      100,000           48     2,271,519     (125,000)     (301,625)     5,771,868

  Net Income                    --            --           --           --       265,461           --            --        265,461
                      ------------  ------------   ----------   ----------  ------------  -----------  ------------  -------------

BALANCE - JUNE 30,
  1995                   2,875,000     3,801,926      100,000           48     2,536,980     (125,000)     (301,625)     6,037,329

  Issuance of 12,500
    Shares of Class A
    Stock                   12,500        25,000           --           --            --           --            --         25,000

  Repurchase of
    Company Stock          (76,931)           --           --           --            --      (76,931)     (134,191)      (134,191)

  Net Income                    --            --           --           --       301,954           --            --        301,954
                      ------------  ------------   ----------   ----------  ------------  -----------  ------------  -------------

BALANCE - JUNE 30,
  1996                   2,810,569  $  3,826,926      100,000   $       48  $  2,838,934     (201,931) $   (435,816) $   6,230,092
                      ============  ============   ==========   ==========  ============  ===========  ============  =============

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                       Y E A R S   E N D E D
                                                                                          J U N E   3 0,

                                                                             1 9 9 6          1 9 9 5           1 9 9 4
                                                                             -------          -------           -------
                                                                                                               [RESTATED]
OPERATING ACTIVITIES:

   Net Income                                                          $       301,954  $        265,461  $       656,838
   Adjustments to Reconcile Net Income to Net
     Cash Provided by [Used for] Operating Activities:

     Depreciation and Amortization                                             621,285           530,596          442,096
     Valuation Allowance on Marketable Securities                                   --                --          281,000
     Provision for Bad Debts                                                   153,283           186,352           73,278
     Amortization of Deferred Gain                                             (26,372)          (26,372)         (26,372)
     Provision for Deferred Taxes                                             (156,000)           62,615         (436,377)
     Amortization of Lease Receivable                                          (44,460)          (54,584)         (63,070)
     Gain on Sale of Fixed Assets                                              (43,472)               --               --

   Changes in Assets and Liabilities:

     Accounts Receivable                                                      (618,087)       (1,474,826)      (2,621,990)
     Notes Receivable                                                          199,129           202,762         (403,217)
     Unbilled Revenue                                                           64,544            (5,190)        (232,719)
     Accounts Payable                                                        1,084,369           975,882        2,464,171
     Accrued Expenses                                                           42,820           149,938           61,278
     Accrued Payroll                                                            57,844            55,369          115,709
     Accrued Income Taxes                                                      (34,863)         (753,849)         435,691
     Other                                                                     106,529          (150,418)        (284,417)
                                                                       ---------------  ----------------  ---------------

   NET CASH - OPERATING ACTIVITIES                                           1,708,503           (36,264)         461,899
                                                                       ---------------  ----------------  ---------------

INVESTING ACTIVITIES:

   Payment of Mortgage Receivable from Related Party                            55,577            23,715           22,116
   Proceeds from Sale of Marketable Securities                               2,970,099         6,690,667          449,625
   Investment in Marketable Securities                                              --        (5,848,266)        (773,203)
   Purchase of Property and Equipment                                       (2,672,801)       (1,300,277)      (1,660,018)
   Proceeds from Sale of Fixed Assets                                           71,645                --               --
   Investment in Contracts                                                          --          (232,053)      (1,443,261)
   Transfer From [To] Restricted Cash                                               --           452,017         (141,545)
   Other                                                                        53,517            57,007          (14,133)
   Payment of Lease Receivable                                                 157,953           157,953          157,953
   Advances to Employees and Officers                                         (133,305)          (92,526)           5,680
   Deferred Costs                                                              251,719           (93,971)        (100,350)
                                                                       ---------------  ----------------  ---------------

   NET CASH - INVESTING ACTIVITIES                                             754,404          (185,734)      (3,497,136)
                                                                       ---------------  ----------------  ---------------

FINANCING ACTIVITIES:

   Proceeds from Long-Term Borrowings                                          125,000         1,645,000        5,133,699
   Repayment of Long-Term Borrowings                                          (896,667)       (1,493,950)        (844,726)
   Purchase of Treasury Stock                                                 (134,191)               --         (226,625)
   Proceeds from Issuance of Common Stock                                       25,000                --               --
                                                                       ---------------  ----------------  ---------------

   NET CASH - FINANCING ACTIVITIES                                            (880,858)          151,050        4,062,348
                                                                       ---------------  ----------------  ---------------

   NET INCREASE [DECREASE] IN CASH AND
     CASH EQUIVALENTS - FORWARD                                        $     1,582,049  $        (70,948) $     1,027,111

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                       Y E A R S   E N D E D
                                                                                          J U N E   3 0,

                                                                             1 9 9 6          1 9 9 5           1 9 9 4
                                                                             -------          -------           -------
                                                                                                              [RESTATED]
   NET INCREASE [DECREASE] IN CASH AND
     CASH EQUIVALENTS - FORWARDED                                      $     1,582,049  $        (70,948) $     1,027,111

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                               1,444,558         1,515,506          488,395
                                                                       ---------------  ----------------  ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                            $     3,026,607  $      1,444,558  $     1,515,506
                                                                       ===============  ================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest [Net of Amounts Capitalized]                             $       234,280  $        356,596  $       303,613
     Income Taxes                                                      $       250,000  $        870,138  $       257,677

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   During the year ended June 30, 1996, the Company exchanged accounts receivable and property and equipment of approximately $500,873 and $62,085, respectively, to a note receivable.

   During the year ended June 30, 1994, the Company acquired machinery and equipment in the amount of $715,121 and subsequently leased it back to a service facility under a direct financing type lease. The gross lease receivable at inception was $934,553 and included unearned interest income of $219,432 resulting in a net lease receivable of $715,121.

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

[1] ORGANIZATION AND BUSINESS

Nutrition Management Services Company [the "Company"] was organized on March 28, 1979 to provide professional management expertise and food services to continuing care and health care facilities in the domestic United States. The Company competes mainly with regional and national food service management companies as well as self managed departments. Apple Management Services ["Apple Management"], a wholly-owned subsidiary, was organized on November 25, 1991 to provide management service expertise. The Collegeville Inn Conference and Training Center, Inc. ["Collegeville Inn"], a wholly-owned subsidiary, was organized on April 29, 1994 to acquire the land and a building located in Lower Providence Township, Pennsylvania. This facility will be utilized to operate a training center which will be open to the public.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements
include  the  accounts  of  the  Company  and  its  wholly-owned   subsidiaries.
Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

UNBILLED REVENUE - Unbilled revenue represents amounts for services provided, but not billed as of the balance sheet date.

INVENTORY - Inventory, which consists primarily of food, is stated at the lower of cost [first-in, first-out method] or market. Inventory of $374,850 and $399,000 has been included in inventory and other as of June 30, 1996 and 1995, respectively.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term. Estimated useful lives of the principal items of property and equipment range from 2 to 7 years.

INVESTMENT IN CONTRACTS - During 1993, the Company entered into an agreement for the acquisition of various service facility contracts. The costs associated with this acquisition were capitalized and are being amortized over a period of five years using the straight-line method.

DEFERRED COSTS - Costs for contracts which are incurred in connection with the commencement of providing services to a new customer are capitalized. These costs are amortized over a period of twelve months. Unamortized deferred costs of $10,557 and $262,000 have been included in deferred costs and other as of June 30, 1996 and 1995, respectively.

INCOME TAXES - Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

EARNINGS PER SHARE - Earnings per share amounts are based on the weighted average number of shares of common stock outstanding during the years ended June 30, 1996, 1995 and 1994. Shares issued in connection with the employee stock purchase plan were included as common stock equivalents. Stock options and warrants did not impact earnings per share each year as they were anti-dilutive.

RECLASSIFICATION - Certain 1995 and 1994 items have been reclassified to conform to the current year presentation.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
- --------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[3] MARKETABLE SECURITIES

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on July 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; trading securities; and available-for-sale securities. In accordance with SFAS No. 115, prior years' financial statements are not to be restated to reflect the change in adopting the new accounting method. There was no cumulative effect as a result of adopting SFAS No. 115.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Held-to-maturity debt securities are reported at amortized cost. There were no investments held at June 30, 1996. The Company's investments at June 30, 1995 consisted of short-term treasury bills, due within one year classified as held-to-maturity, and were stated at amortized cost, which approximated market.

[4] PROPERTY AND EQUIPMENT

The following details the composition of property and equipment:

                                                         JUNE 30,
                                                         --------
                                                 1 9 9 6           1 9 9 5
                                                 -------           -------
Property and Equipment:

   Land                                       $      497,967  $       497,967
   Machinery and Equipment                         1,409,270        1,541,430
   Other, Principally Autos and Trucks               110,864          149,597
   Construction in Progress                        3,091,341          607,320
                                              --------------  ---------------

   Totals                                          5,109,442        2,796,314
   Less: Accumulated Depreciation                    659,133          648,561
                                              --------------  ---------------

     TOTALS                                   $    4,450,309  $     2,147,753
     ------                                   ==============  ===============

Depreciation expense amounted to $299,978, $206,984 and $175,827 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Company capitalized interest cost of $164,702 in 1996 and $51,835 in 1995 with respect to qualifying construction projects. Total interest costs incurred before recognition of the capitalized amount was $398,982 in 1996 and $412,721 in 1995.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
- --------------------------------------------------------------------------------

[5] RESTRICTED CASH

At June 30, 1996 and 1995, the Company had $146,827 in both years of restricted cash, of which $145,627 is held in escrow in connection with the acquisition of various service facility contracts and the outcome of related pending litigation [See Notes 2 and 10].

[6] LEASE RECEIVABLE

The Company leases equipment to a service facility under a direct financing type lease as defined in Statement of Financial Accounting Standards No. 13.

Future minimum gross lease payments to be received for the following years consist of:

JUNE 30,
- --------
   1997                                                        $       157,953
   1998                                                                157,953
   1999                                                                144,789
                                                               ---------------

   Total                                                               460,695
   Less: Amount Representing Unearned Interest Income                   57,320
                                                               ---------------

     MINIMUM LEASE PAYMENTS RECEIVABLE                         $       403,375
     ---------------------------------                         ===============

These amounts are classified in the balance sheet as follows:

Current Assets                                                 $       113,493
Noncurrent Assets                                                      289,882
                                                               ---------------

   TOTAL                                                       $       403,375
   -----                                                       ===============

[7] LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                                   JUNE 30,
                                                                                                   --------
                                                                                            1 9 9 6        1 9 9 5
                                                                                            -------        -------
Bank line of credit, interest only is due monthly bearing interest at the bank's prime rate plus 0.5%, unsecured. The line of credit is available until October
  1, 1997.                                                                              $   2,529,553   $   2,404,552

Note payable,  term loan  incurred in  connection  with  acquisition  of various service facility contracts, payable in equal monthly installments of $53,334
  plus interest of 7.5%, note is unsecured, matures on July 5, 1998.                        1,093,672       1,733,672

Note payable, term loan incurred in connection with purchased equipment, payable in equal  monthly  installments  of $10,417  plus  interest  of 0.5% above the bank's prime rate,  matures in fiscal 1999. The acquired  equipment is pledged
  as collateral.                                                                              343,750         468,750
                                                                                        -------------   -------------

  Totals - Forward                                                                      $   3,966,975   $   4,606,974

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
- --------------------------------------------------------------------------------

[7] LONG-TERM DEBT [CONTINUED]

                                                                                                   JUNE 30,
                                                                                            1 9 9 6        1 9 9 5
  Totals - Forwarded                                                                    $   3,966,975   $   4,606,974

Note payable,  term loan incurred in  connection  with the purchase of equipment payable in monthly  installments of $10,972 bearing interest at 8.5%,  matures
  in fiscal 1998. The acquired equipment is pledged as collateral.                            197,500         329,167
                                                                                        -------------   -------------

Totals                                                                                      4,164,475       4,936,141
Less:  Current Maturities                                                                     896,667         896,667
                                                                                        -------------   -------------

  TOTALS                                                                                $   3,267,808   $   4,039,474
  ------                                                                                =============   =============

During 1993, the Company executed a loan agreement with a bank for a line of credit and a term loan. The line of credit is not to exceed $2,900,000 and is available until October 1, 1997. As of June 30, 1996, the Company had approximately $370,000 of unused credit available on its line of credit. The term loan was originally for $3,200,000 with interest at 7.5% per annum and is due on July 5, 1998.

In accordance with the agreement, advances under the line shall be used for working capital purposes and the acquisition and renovation of the Collegeville Inn.

The term loan and line of credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. The covenants also include the maintenance of a certain current ratio, minimum net worth, minimum cash and cash equivalents balance and other ratios. As of June 30, 1996, the Company was in compliance with the covenant provisions of these agreements.

The bank's prime rate at June 30, 1996 was 8.25%.

Maturities of principal due in the following years are set forth below:

 YEAR ENDING
 -----------
   JUNE 30,
   --------
     1997                                        $       896,667
     1998                                              2,720,386
     1999                                                547,422
                                                 ---------------

     TOTAL                                       $     4,164,475
     -----                                       ===============

[8] INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The $255,687 cumulative effect of this change in accounting principle was included in determining net income for 1994.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
- --------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

The components of income tax expense are:

                                                                                  J U N E   3 0,
                                                                ---------------------------------------------------
                                                                     1 9 9 6           1 9 9 5           1 9 9 4
                                                                     -------           -------           -------
CURRENT:

   Federal                                                      $        267,900  $       115,656  $        433,869
   State                                                                 133,700           68,131           199,689
                                                                ----------------  ---------------  ----------------

   TOTAL CURRENT                                                         401,600          183,787           633,558
                                                                ----------------  ---------------  ----------------

DEFERRED:

   Federal                                                              (121,000)          44,590          (129,064)
   State                                                                 (35,000)          18,025           (51,625)
                                                                ----------------  ---------------  ----------------

   TOTAL DEFERRED [BENEFIT] EXPENSE                                     (156,000)          62,615          (180,689)
                                                                ----------------  ---------------  ----------------

   TOTALS                                                       $        245,600  $       246,402  $        452,869
   ------                                                       ================  ===============  ================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                              JUNE 30,
                                                                                              --------
                                                                                      1 9 9 6           1 9 9 5
                                                                                      -------           -------
DEFERRED TAX ASSETS:

   Provision for Doubtful Accounts                                                $       191,000  $        248,417
   Excess of Tax Over Financial Statement
     Basis of Investments in Contracts                                                    108,000            11,961
   Deferred Gains                                                                          62,000            70,880
   Vacation Accrual                                                                       169,000           148,848
   Other Compensation Accrual                                                              28,183            23,000
   Federal Capital Loss Carryforwards                                                      51,680                --
                                                                                  ---------------  ----------------

   Gross Deferred Tax Assets                                                              609,863           503,106
   Deferred Tax Asset Valuation Allowance                                                 (51,680)               --
                                                                                  ---------------  ----------------

   TOTAL DEFERRED TAX ASSETS                                                              558,183           503,106
                                                                                  ---------------  ----------------

DEFERRED TAX LIABILITIES:

   Deferred Costs Capitalized for Financial Statement Purposes                              5,000           116,066
   Depreciation                                                                            54,000            43,857
                                                                                  ---------------  ----------------

   TOTAL DEFERRED TAX LIABILITIES                                                          59,000           159,923
                                                                                  ---------------  ----------------

                                                                                  $       499,183  $        343,183
                                                                                  ===============  ================

These amounts are classified in the balance sheet as follows:

Current Asset                                                                     $       387,183  $        420,265
Non-Current Asset                                                                         112,000                --
Non-Current Liability                                                                          --            77,082
                                                                                  ---------------  ----------------

   TOTALS                                                                         $       499,183  $        343,183
   ------                                                                         ===============  ================

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
- --------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

The following reconciles the tax provision with the U.S. statutory tax rates:

                                                      J U N E   3 0,
                                              -------------------------------
                                              1 9 9 6     1 9 9 5     1 9 9 4
                                              -------     -------     -------

Income Taxes at U.S. Statutory Rates             34.0%       34.0%       35.0%
States Taxes, Net of Federal Tax Benefit          9.5        11.3        11.0
Other, Principally Nondeductible Expenses         1.4         2.8         7.0
                                             --------    --------    --------

   TOTALS                                        44.9%       48.1%       53.0%
   ------                                    ========    ========    ========

The Company has available federal capital loss carryforwards in the amount of $152,000, which expire in the year 2000.

[9] RELATED PARTY

During 1992, the Company sold its building for a purchase price of $610,000, to a related party [a corporation wholly-owned by the principal stockholder of the Company]. A promissory note was also received from the related party corporation for $120,000. This note is secured by a mortgage on the building and is personally guaranteed by the Company's principal stockholder. At June 30, 1996 and 1995, the balance of the note receivable was $-0- and $55,577, respectively. At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser. The sale resulted in a gain of $263,717, which has been deferred and will be amortized over the life of the lease. During each of the three years in the period ended June 30, 1996, the Company recognized a gain of $26,372. As of June 30, 1996 and 1995, the balance of the unamortized gain on the sale was $158,246 and $184,610, respectively.

The Company leases its corporate office building from the above-mentioned related party [See Note 10]. During the years ended June 30, 1996, 1995 and 1994, rent expense was $178,651, $169,347 and $168,742, respectively.

[10] COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS - The Company entered into an employment agreement with one officer for a term of five years expiring September 1996. As of June 30, 1996, the total remaining commitment on this agreement was $67,500.

OPERATING LEASES - The Company leases real estate facilities from a corporation owned by a principal stockholder under operating leases. These leases range from one to ten years.

The Company is also obligated under various operating leases for operating equipment for periods expiring through 1997. During the years ended June 30, 1996, 1995 and 1994, rent expense was $228,211, $203,873 and $139,646, respectively.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
- --------------------------------------------------------------------------------

[10] COMMITMENTS AND CONTINGENCIES [CONTINUED]

OPERATING LEASES [CONTINUED] - Minimum annual rentals under non-cancelable operating leases subsequent to June 30, 1996 are as follows:

 YEAR ENDING                                  OPERATING          REAL ESTATE
 -----------                                  ---------          -----------
   JUNE 30,                                   EQUIPMENT           FACILITIES
   --------                                   ---------           ----------
     1997                                     $      43,555     $     163,862
     1998                                            12,410           163,862
     1999                                                --           163,862
     2000                                                --           163,862
     2001                                                --                --
     Thereafter                                          --           327,725
                                              -------------     -------------

       TOTALS                                 $      55,965     $     983,173
       ------                                 =============     =============

PURCHASE COMMITMENT - The Company has entered into a commitment to purchase a minimum of $5,000,000 in supplies between February 1995 and January 2000 from one of its vendors. If the Company does not meet this commitment during the term of the agreement, the agreement automatically renews until the minimum commitment is met. There is no penalty to the Company for its failure to meet the minimum purchase requirement during the agreement period. In exchange for this commitment, the vendor made a donation to the Company to be used to acquire equipment for the Collegeville Inn. The amount of the donation is being amortized over the commitment period. In the event the agreement is terminated prior to January 2000, the Company is required to repay to the vendor a proportionate amount of the donation received.

LITIGATION - A civil action is pending against the Company for approximately $105,000. The action relates to the alleged purchase price of equipment purchased by the Company [via assignment from Service America Corporation]. The Company has responded by answering the complaint and asserting a number of defenses and counterclaims. The parties are in the discovery phase of the litigation. The Company has contested the case vigorously and will continue to do so.

In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

[11] STOCKHOLDERS' EQUITY

During January 1992, the Company issued 1,150,000 warrants which entitles the holder to purchase one share of Class A common stock at an exercise price of $6.00 for a period of five years expiring on January 29, 1997.

CLASS A COMMON STOCK - The Company is authorized to issue 10,000,000 shares of Class A Common Stock, no par value, of which holders of Class A Common Stock have the right to cast one vote for each share held of record in all matters submitted to a vote of holders of Class A Common Stock. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which shareholders may vote, except when class voting is required by applicable law.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
- --------------------------------------------------------------------------------

[11] STOCKHOLDERS' EQUITY [CONTINUED]

CLASS A COMMON STOCK [CONTINUED] - Holders of Class A Common Stock are entitled to dividends, together with the holders of Class B Common Stock, pro rata based on the number of shares held. In the event of the liquidation, dissolution or winding up of the affairs of the Company, all assets and funds of the Company remaining after the payment to creditors and to holders of Preferred Stock, if any, shall be distributed, pro rata, among the holders of the Class A Common Stock and Class B Common Stock.

During the fiscal years ended June 30, 1996 and 1994, the Company repurchased 76,931 and 75,000 shares of common stock, respectively, for an aggregate price of $134,191 and $226,625, respectively. The repurchase price is recorded as a reduction of stockholders' equity.

During the fiscal year ended June 30, 1996, the Company issued 12,500 shares of Class A common stock ($25,000 at fair value) which is recorded as an addition to stockholders' equity.

The Company, in connection with its initial public offering, granted to its underwriters options to purchase an aggregate of 100,000 units exercisable for four years commencing January 29, 1993, at an exercise price of $7.00 per unit.

CLASS B COMMON STOCK - The Company has authorized 100,000 shares of Class B Common Stock, all of which were issued to the Chief Executive Officer and sole shareholder of the Company, in exchange for 100,000 shares of Class A Common Stock. Each share of Class B Common Stock is entitled to seven votes on all matters on which shareholders may vote, including the election of directors. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which shareholders may vote, except when class voting is required by applicable law.

Each share of Class B Common Stock also is convertible at any time upon the option of the holder into one share of Class A Common Stock. There are no preemptive, redemption, conversion or cumulative voting rights applicable to the Class B Common Stock.

PREFERRED STOCK - The Company is authorized to issue 2,000,000 shares of Preferred Stock, no par value, of which no shares have been issued. The Preferred Stock may be issued by the Company's Board of Directors from time to time in one or more series.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
- --------------------------------------------------------------------------------

[12] STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

[A] QUALIFIED STOCK OPTIONS - In September 1991, the Company adopted the 1991 Stock Option Plan for officers, directors and key employees to receive incentive stock options. The options are exercisable for a period up to 10 years from date of grant at an exercise price not less than fair market value of the common stock at date of grant. The Plan expires in September 2001. There have been 500,000 shares of common stock reserved for the Plan.

The following is a summary of transactions:

                                              INCENTIVE STOCK OPTIONS
                                              -----------------------

OUTSTANDING AT JUNE 30, 1993                             121,250

Granted during the year                                  129,500
Terminated during the year                               (29,750)
                                                   -------------

OUTSTANDING AT JUNE 30, 1994                             221,000

Granted during the year                                  225,000
Terminated during the year                              (122,000)
                                                   -------------

OUTSTANDING AT JUNE 30, 1995                             324,000

Granted during the year                                    7,000
Terminated during the year                              (139,750)
                                                   -------------

   OUTSTANDING AT JUNE 30, 1996                          191,250
   ----------------------------                    =============

All options under this plan have an exercise price of $4.00 per share and are exercisable as of June 30, 1996.

[B] NON-QUALIFIED STOCK OPTIONS - The following is a summary of non-qualified stock options issued by the Company:

                                              NON-QUALIFIED STOCK OPTIONS
                                              ---------------------------

OUTSTANDING AT JUNE 30, 1993                                 30,000

Granted during the year                                          --
Terminated during the year                                       --
                                                      -------------

OUTSTANDING AT JUNE 30, 1994                                 30,000

Granted during the year                                      30,000
Terminated during the year                                       --
                                                      -------------

OUTSTANDING AT JUNE 30, 1995                                 60,000

Granted during the year                                          --
Terminated during the year                                  (15,000)
                                                      -------------

   OUTSTANDING AT JUNE 30, 1996                              45,000
   ----------------------------                       =============

The above options have an exercise price of $4.00 per share and are exercisable as of June 30, 1996.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
- --------------------------------------------------------------------------------

[12] STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN [CONTINUED]

[C] EMPLOYEE STOCK PURCHASE PLAN

The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At June 30, 1996, all employees were eligible to participate in the plan. The stock is restricted until the Company files an S-8 Registration Statement with the Securities and Exchange Commission ["SEC"]. A summary of stock purchased under the plan is shown below:

                                    1 9 9 6          1 9 9 5         1 9 9 4
                                    -------          -------         -------

Aggregate Purchase Price        $      55,611  $        22,815    $         --

Shares Purchased                       37,126           12,238              --

Employee Participants                      34               35              --

[13] CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. A substantial portion of the Company's revenues are dependent upon the payment by customers who are dependent upon third-party payors such as state governments, medicare and medicaid. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

As of June 30, 1996, the Company has cash accounts with various financial institutions having high credit standings. As a consequence, it believes that its exposure to credit risk loss is limited.

[14] ACQUISITION

During 1993, the Company acquired from Service America Corporation ["SAC"] certain food service management contracts to provide services to health care and retirement facilities. The aggregate purchase price for the contracts was $2,099,258, of which $1,099,258 was paid in July 1993 and $1,000,000 was placed in escrow. The purchase price was subject to adjustment in the event the contracts did not remain in effect or were not assigned within a period of 120 days following the closing and, accordingly, adjustments to reduce the purchase price in the amount of $365,601 were made during the year ended June 30, 1995. With respect to the $1,000,000 placed in escrow, at June 30, 1996, $145,627 remains in escrow. In addition, the Company agreed to pay SAC an amount of up to $750,000 for SAC's inventory and equipment at such facilities.

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on fair market value.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
- --------------------------------------------------------------------------------

[14] ACQUISITION [CONTINUED]

The unaudited consolidated results of operations on a pro forma basis as though the acquisition had occurred as of the beginning of the Company's fiscal year 1994 are as follows:

                                                 JUNE 30,
                                                 --------
                                                  1 9 9 4
                                                  -------

Revenues                                       $    32,118,752

Net Income                                     $       661,314

Net Income Per Share                           $           .22

[15] MAJOR CUSTOMERS

The Company had sales to one customer representing approximately 12%, 14%, and 14% of total revenues for the years ending June 30, 1996, 1995 and 1994, respectively. The loss of such customer could have a material adverse effect on the Company's future results of operations.

[16] FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standard ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," which requires the disclosure of the fair value of off- and on-balance sheet financial instruments.

For certain financial instruments, including cash and cash equivalents, accounts and notes receivables, advances to employees and accounts payables, the carrying amount approximated fair value for the majority of these instruments because of their short maturities. It was estimated that the carrying amount of the Company's long-term debt approximates its fair value based on the Company's cost of capital.

[17] NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not anticipate this statement will have a material impact on its financial statements. In addition, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
- --------------------------------------------------------------------------------

[18] QUARTERLY FINANCIAL DATA [UNAUDITED]

The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

                                               SEPTEMBER 30,        DECEMBER 31,         MARCH 31,        JUNE 30,
                                               -------------        ------------         ---------        --------
                                                                              FISCAL 1996
                                             ------------------------------------------------------------------------
Revenues                                     $      9,246,352     $     8,850,795    $    8,728,220     $   8,313,065
                                             ================     ===============    ==============     =============

Gross Profit                                 $      1,709,805     $     1,637,621    $    1,659,287     $   1,795,211
                                             ================     ===============    ==============     =============

Net Income                                   $         40,572     $        17,742    $       85,984     $     157,656
                                             ================     ===============    ==============     =============

Net Income Per Share                         $            .01     $           .01    $          .03     $         .05
                                             ================     ===============    ==============     =============


                                               SEPTEMBER 30,        DECEMBER 31,         MARCH 31,        JUNE 30,
                                               -------------        ------------         ---------        --------
                                                [RESTATED]

                                                                              FISCAL 1995
                                             ------------------------------------------------------------------------

Revenues                                     $      7,548,714     $     8,091,258    $    8,583,376     $   9,129,644
                                             ================     ===============    ==============     =============

Gross Profit                                 $      1,399,099     $     1,709,343    $    1,513,326     $   1,715,268
                                             ================     ===============    ==============     =============

Net Income                                   $         60,074     $       115,036    $       71,671     $      18,680
                                             ================     ===============    ==============     =============

Net Income Per Share                         $            .02     $           .04    $          .03     $         .00
                                             ================     ===============    ==============     =============

[19]  RESTATEMENT OF FINANCIAL STATEMENTS

Included in cash and cash equivalents, at June 30, 1994, were holdings in certain GNMA funds of $4,093,500. The securities underlying these funds were investments in federal government backed mortgages. The market value of these funds was $3,812,500 at June 30, 1994. No accounting recognition was made regarding a $281,000 market decline in the GNMA funds because management had no plan to sell these investments and believed that the market decline was temporary. At the end of the first quarter of fiscal 1995, management changed its strategy regarding the GNMA funds and liquidated its investment on September 27, 1994, incurring a loss on sale of $316,000 which was recorded as a loss in the first quarter of fiscal 1995.

The staff of the SEC believes that the most authoritative accounting literature directly bearing on the issue of accounting for the market decline in the GNMA funds at June 30, 1994, and the subsequent sale of the Company's investment in that fund on September 27, 1994, requires the Company to record an unrealized loss of $281,000 for the year ended June 30, 1994, representing the market decline of the GNMA funds at that time. Additionally, as of June 30, 1994, the investments in the GNMA funds have been reclassified as short-term marketable securities from cash and cash equivalents.

As of June 30, 1994, marketable securities were carried at market, which reflected a $281,000 valuation allowance for market decline. An unrealized loss of $281,000 [$165,000 net of tax effect] was included in the Company's results of operations for the year ended June 30, 1994.

                          . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Nutrition Management Services Company
   Kimberton, Pennsylvania

                  Our report on the consolidated financial statements of Nutrition Management Services Company is referenced on page 17 and included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page F-21 of this Form 10-K.

                  In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              MOORE STEPHENS, P.C.
                                              Certified Public Accountants.

Cranford, New Jersey
September 11, 1996

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

SCHEDULE OF VALUATION ACCOUNTS
- --------------------------------------------------------------------------------


The following sets forth the activity in the Company's valuation accounts:

                                                                NOTES AND          LONG-TERM
                                                                ---------          ---------
                                            ACCOUNTS              LEASE             ACCOUNTS
                                            --------              -----             --------
                                           RECEIVABLE          RECEIVABLE          RECEIVABLE
                                           ----------          ----------          ----------
BALANCE AT JUNE 30, 1994                $        288,831    $            --     $       165,730

   Provision for Bad Debts                       186,352                 --                  --

   Writeoffs                                     (52,066)                --             (28,221)

   Other - Reclasses                             (41,448)           121,448             (80,000)
                                        ----------------    ---------------     ---------------

BALANCE AT JUNE 30, 1995                         381,669            121,448              57,509

   Provision for Bad Debts                       153,283                 --                  --

   Writeoffs                                    (172,887)          (121,448)                 --
                                        ----------------    ---------------     ---------------

BALANCE AT JUNE 30, 1996                $        362,065    $            --     $        57,509
                                        ================    ===============     ===============