Form 10-Q
period 1996-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1996-11-19
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1996

                                       or

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition  period from  ______________ to
         ______________

                         Commission file Number 0-19824

                      NUTRITION MANAGEMENT SERVICES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    PENNSYLVANIA                                      23-2095332
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

BOX 725 KIMBERTON ROAD, KIMBERTON, PA                              19442
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code          (610) 935-2050
                                                   -----------------------------

                                      N/A

Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /. 2,810,569 shares of Registrant's Class A Common Stock, without par value, and 100,000 shares of Registrant's Class B Common Stock, without par value, are outstanding as of November 19, 1996.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          PAGE NO.

            Consolidated Balance Sheets as of
            September 30, 1996 and June 30, 1996                           2 - 3

            Consolidated Statements of Operations for the
            Three Months Ended September 30, 1996 and 1995                     4

            Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1996 and 1995                     5

            Notes to Financial Statements                                      6

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7 - 8

Part II.     OTHER INFORMATION                                                 9

Signatures                                                                    10

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           September 30,           June 30,
                                                                              1996                  1996
                                                                           -----------           -----------
                                                                           (unaudited)
Current assets:
       Cash and cash equivalents                                           $ 1,989,234           $ 3,026,607
       Accounts receivable, less allowance for doubtful
            accounts of $396,428 and $362,065, respectively                  5,667,106             5,863,105
       Unbilled revenue                                                        721,204               273,132
       Notes and leases receivable                                             792,220               823,602
       Advances to employees                                                   262,918               257,415
       Deferred income taxes                                                   387,265               387,183
       Inventory and other                                                     549,956               407,221
                                                                           -----------           -----------
Total current assets                                                        10,369,903            11,038,265

Property and equipment, net of accumulated
       depreciation of $741,191 and $663,250, respectively                   4,897,837             4,450,309

Other assets:

       Restricted Cash                                                          69,885               146,827
       Long-term accounts receivable, less allowance for doubt-
          ful accounts of $57,509 and $57,509,respectively                      50,815                50,815
       Deferred income taxes                                                   111,918               112,000
       Investment in contracts, net of accumulated amort-
            tization of $1,022,588 and $937,263,respectively                   683,901               769,226
       Lease receivable                                                        276,417               289,882
       Advances to employees                                                     5,000                 5,000
       Deferred costs and other                                                 87,524               100,028
                                                                           -----------           -----------

Total assets                                                               $16,553,200           $16,962,352

                                                                           ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,           June 30,
                                                                              1996                  1996
                                                                           -----------           -----------
                                                                           (unaudited)

Current liabilities:
       Accounts payable                                                    $ 4,646,075             $ 5,042,025
       Accrued expenses                                                        368,316                 397,054
       Accrued payroll and related expenses                                    468,318                 471,806
       Current portion of long-term debt                                       896,666                 896,667
       Accrued income taxes                                                     72,980                  45,063
       Other                                                                   430,080                 349,013
                                                                           -----------             -----------
Total current liabilities                                                    6,882,435               7,201,628

Long-term debt, net of current portion                                       3,043,641               3,267,808
Other                                                                          246,504                 262,824

Stockholders' equity:

       Undesignated preferred stock - no par,
            2,000,000 shares authorized, none outstanding                         --                      --

       Common stock:

            Class A - no par, 10,000,000 shares authorized;
                  3,012,500 issued, 2,810,569 outstanding                    3,826,926               3,826,926
            Class B - no par, 100,000 shares authorized,
                  issued and outstanding                                            48                      48
       Retained earnings                                                     2,963,427               2,838,934
                                                                           -----------             -----------
                                                                             6,790,401               6,665,908

       Less: treasury stock (class A common: 224,431
            shares) - at cost                                                 (409,781)               (435,816)
                                                                           -----------             -----------
Total stockholders' equity                                                   6,380,620               6,230,092
                                                                           -----------             -----------

Total liabilities and stockholders' equity                                 $16,553,200             $16,962,352

                                                                           ===========             ===========

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended
                                                         September 30,
                                                       1996             1995
                                                   -----------      -----------


Revenues                                           $ 8,552,087       $ 9,246,352

Operating costs and expenses:
    Cost of services provided                        7,063,757        7,536,547
    General and administrative expenses              1,262,178        1,654,181

                                                   -----------      -----------

Income from operations                                 226,152           55,624

Other income:

    Other income (expense)                              76,536           73,810
    Other                                              (76,276)         (53,514)
                                                   -----------      -----------

Income before income taxes                             226,412           75,920
Provision for income taxes                             101,919           35,348
                                                   -----------      -----------

Net income                                         $   124,493      $    40,572
                                                   ===========      ===========

Earnings per common share                          $      0.04      $      0.01
                                                   ===========      ===========

Weighted average shares outstanding                  2,947,433        2,975,000
                                                   ===========      ===========

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three months ended
                                                                       September 30,

                                                               1996                       1995
                                                           -----------               ------------

OPERATING ACTIVITIES:

Net income                                                 $   124,493               $    40,572
Adjustments to reconcile net income to net
       cash (used in) operating activities:

       Depreciation and amortization                           155,646                   164,042
       Deferred income taxes                                      --                     (10,000)
       Provision for doubtful accounts                          45,024                    30,000
       Gain on sale of assets                                   (6,591)                   (6,593)
       Amortization of lease receivable                         39,488                    39,488
Changes in assets and liabilities:

       Accounts receivable                                     150,215                  (817,579)
       Inventory                                               (21,533)                  (50,599)
       Prepaid expenses                                        (79,909)                  (61,076)
       Accrued income receivable                              (448,072)                  (82,745)
       Deferred costs                                           12,504                    51,731
       Notes receivable                                         31,382                    93,185
       Accounts payable                                       (395,950)                  819,549
       Accrued expenses                                        (28,738)                 (134,925)
       Customer deposits                                          --                      13,281
       Accrued payroll                                          (3,488)                  (11,653)
       Accrued/prepaid income taxes                             27,917                  (218,522)
       Unearned interest income                                   --                     (12,101)
       Other                                                    (1,064)                  (25,917)
                                                           -----------               -----------
       Total adjustments                                      (523,169)                 (220,434)
                                                           -----------               -----------
                                                           -----------               -----------
Net cash (used in) operating activities                       (398,676)                 (179,862)
                                                           -----------               -----------

INVESTING ACTIVITIES:

Proceeds from sale of marketable securities                       --                     669,781
Advances to employees and officers                              (5,503)                  (47,727)
Repayments - mortgage to related party                            --                       2,052
Payment of lease receivable                                     13,465                      --
Transfer of restricted cash to cash                             76,942                      --
Acquisition of fixed assets                                   (525,469)                 (506,806)
                                                           -----------               -----------
                                                           -----------               -----------
Net cash (used in)/provided by investing activities           (440,565)                  117,300
                                                           -----------               -----------

FINANCING ACTIVITIES:

Repayments of long term debt                                  (224,167)                 (224,166)
(Purchase)/sale of treasury stock                               26,035                      --
Other                                                             --                     163,200
                                                                                     -----------
                                                           -----------               -----------
Net cash (used in) financing activities                       (198,132)                  (60,966)
                                                           -----------               -----------

       Net (decrease) in cash                               (1,037,373)                 (123,528)

Cash and cash equivalents at begin-
       ning of period                                        3,026,607                 1,444,558
                                                           -----------               -----------
Cash and cash equivalents at end
       of period                                           $ 1,989,234               $1,321,030

                                                           ===========               ===========

Supplemental cash flow information:

       Interest paid                                       $    68,379               $   106,336
       Income taxes paid                                   $    68,330               $   263,870

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments which, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year ending June 30, 1997. The financial information presented should be read in conjunction with the Company's financial statements which were filed under Form 10-K.

     2.  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are based on the weighted average number of shares of common stock outstanding during the years ended June 30,1996, 1995 and 1994. Shares issued in connection with the employee stock purchase plan were included as common stock equivalents. Stock options and warrants did not impact earnings per share each quarter as they were anti-dilutive.

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

4.   LITIGATION

     A civil action is pending against the Company for approximately $105,000. The action relates to the alleged purchase price of equipment purchased by the Company via assignment from Service America Corporation. The Company has responded by answering the complaint and asserting a number of defenses and counterclaims. The parties are in the discovery phase of the litigation. The Company has contested the case vigorously and will continue to do so.

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

RESULTS OF OPERATIONS

         Revenues for the quarter ended September 30, 1996 decreased by $694,265 or 7.5% to $8,552,087, compared to revenues of $9,246,352 in the corresponding quarter last year. This decrease is the result of three accounts being sold to a non-contracted nursing home chain and the termination of an account at the end of the first quarter last year.

         General and administrative expenses for the current quarter were 14.8% of revenue, compared to 17.9% of revenue for the same quarter last year, a decrease of $392,003 or 3.1% of revenue.

         Interest income/(expense) for the three month period totaled $260 compared to $20,296 for the same period last year.

         Net income after taxes for the quarter ended September 30, 1996 was $124,493 compared to $40,572 for the corresponding quarter last year. Earnings per share for the current quarter were $0.04 compared to $0.01 for the same quarter last year, an increase of 400%.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had working capital of $3,487,468.

         Operating Activities. Cash consumed by operations for the three months ended September 30, 1996 was $398,676 compared to $179,862 in cash consumed by operations for the three months ended September 30, 1995. An increase in accounts receivable/accrued income receivable of $297,857 and a decrease in accounts payable of $395,950 were responsible for the current quarter's activity.

         Investing Activities. Investing activities during the current quarter consumed $440,565 in cash compared to $117,300 provided by similar activities in the same quarter last year. Investing activities for the three month periods ended September 30, 1996 included $517,468 in purchases on property and equipment at the Collegeville Inn & Conference Center. The prior year's activity provided cash of $117,300 due to the proceeds of $669,781 from the sale of marketable securities, partially off-set by capital expenditures of $431,507 for the Collegeville Inn & Conference Center.

         Financing Activities. During the three months ended September 30, 1996, financing activities consumed $198,132 in cash compared to $60,966 in cash consumed by similar activities in the same period last year. Repayment of $224,167 in long term debt accounted for the majority of the cash consumed in this activity.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. As of September 30, 1996, the Company had $370,447 available on its line of credit. The Company is current with all its obligations to its Bank and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures (aside from the Collegeville Inn & Conference Center) and believes that its cash from operations, existing balances, and available credit line are adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

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

                                  Nutrition Management Services Company


                                  /s/ Joseph V. Roberts
                                  -----------------------------
                                  Joseph V. Roberts
                                  Chairman and Chief Executive
                                  Officer

                                  /s/ Francis J. Ford
                                  ------------------------------
                                  Francis J. Ford
                                  Controller

Date:    November 19, 1996