Form 10-Q
period 1996-12-26
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1997-02-14
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file Number 0-19824

                      Nutrition Management Services Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                        23-2095332
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)


Box 725 Kimberton Road, Kimberton, PA                       19442
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code   (610) 935-2050
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
       Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes /X/  No / /.

2,806,069 shares of Registrant's Class A Common Stock, without par value, and 100,000 shares of Registrant's Class B Common Stock, without par value, are outstanding as of February 14, 1997.

                                      INDEX

Part I. Financial Information                                          Page No.
        ---------------------                                          --------

            Consolidated Balance Sheets as of
            December 31, 1996 and June 30, 1996                          2 - 3

            Consolidated Statements of Operations for the
            Three and Six Months Ended December 31, 1996 and 1995            4

            Consolidated Statements of Cash Flows for the
            Six Months Ended December 31, 1996 and 1995                      5

            Notes to Financial Statements                                6 - 7

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8 - 10

Part II. Other Information                                                   11

Signatures                                                                   12

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    December 31,    June 30,
                                                                       1996           1996
                                                                    -----------   -----------
                                                                    (unaudited)
Current assets:
       Cash and cash equivalents                                    $ 4,319,626   $ 3,026,607
       Accounts receivable, less allowance for doubtful
        accounts of $441,428 and $362,065, respectively               5,907,990     5,863,105
       Unbilled revenue                                                 310,392       273,132
       Notes and leases receivable                                      144,790       823,602
       Advances to employees                                            225,655       257,415
       Deferred income taxes                                            387,183       387,183
       Prepaid expenses                                                 401,669        32,371
       Inventory and other                                              331,009       374,850
                                                                    -----------   -----------
Total current assets                                                 12,028,314    11,038,265

Property and equipment, net of accumulated
       depreciation of $810,804 and $663,250, respectively            5,473,282     4,450,309

Other assets:
       Restricted cash                                                  146,827       146,827
       Long-term accounts receivable, net of allowance
       for doubtful accounts of $57,509 and $57,509,respectively         50,815        50,815
       Deferred income taxes                                            112,000       112,000
       Investment in contracts, net of accumulated
       amortization of $1,107,912 and $937,263,respectively             598,577       769,226
       Lease receivable                                                 242,195       289,882
       Advances to employees                                               --           5,000
       Deferred costs and other                                          87,524       100,028
                                                                    -----------   -----------

Total assets                                                        $18,739,534   $16,962,352
                                                                    ===========   ===========

See Notes to Unaudited Consolidated Financial Statements.

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,      June 30,
                                                                        1996            1996
                                                                    ------------    ------------
                                                                     (unaudited)
Current liabilities:
       Accounts payable                                             $  4,154,104    $  5,042,025
       Accrued expenses                                                  482,052         397,054
       Accrued payroll and related expenses                              504,137         471,806
       Current portion of long-term debt                                 896,667         896,667
       Accrued income taxes                                              117,252          45,063
       Other                                                             496,880         349,013
                                                                    ------------    ------------
Total current liabilities                                              6,651,092       7,201,628

Long-term debt, net of current portion                                 5,371,430       3,267,808
Other                                                                    227,470         262,824

Commitments and Contingencies                                               --              --

Stockholders' equity:
       Undesignated preferred stock - no par,
                  2,000,000 shares authorized, none outstanding             --              --

       Common stock:
                  Class A - no par, 10,000,000 shares authorized;
                  3,012,500 shares issued, 2,806,069 and 2,810,569
                  shares outstanding, respectively                     3,826,926       3,826,926
                  Class B - no par, 100,000 shares authorized,
                       issued and outstanding                                 48              48
       Retained earnings                                               3,137,852       2,838,934
                                                                    ------------    ------------
                                                                       6,964,826       6,665,908
       Less: Treasury stock (Class A common: 206,431 and 201,931
                  shares, respectively) - at cost                       (475,284)       (435,816)
                                                                    ------------    ------------
Total stockholders' equity                                             6,489,542       6,230,092
                                                                    ------------    ------------

Total liabilities and stockholders' equity                          $ 18,739,534    $ 16,962,352
                                                                    ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three months ended               Six months ended
                                                   December 31,                    December 31,
                                              1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
Revenues                                  $  8,428,595    $  8,850,795    $ 16,980,682    $ 18,097,147

Operating costs and expenses:
    Cost of services provided                6,747,298       7,213,174      13,811,055      14,749,721
    General and administrative expenses      1,343,811       1,656,351       2,605,989       3,310,532
                                          ------------    ------------    ------------    ------------

Income from operations                         337,486         (18,730)        563,638          36,894

Other income:
    Other income (expense)                      63,645         118,693         140,181         192,503
    Interest expense                           (70,434)        (74,610)       (146,710)       (128,124)
                                          ------------    ------------    ------------    ------------

Income before income taxes                     330,697          25,353         557,109         101,273
Provision for income taxes                     156,272           7,735         258,191          43,083
                                          ------------    ------------    ------------    ------------

Net income                                $    174,425    $     17,618    $    298,918    $     58,190
                                          ============    ============    ============    ============

Earnings per common share                 $       0.06    $       0.01    $       0.10    $       0.02
                                          ============    ============    ============    ============

Weighted average shares outstanding          2,942,933       2,975,000       2,945,059       2,975,000
                                          ============    ============    ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Six months ended
                                                             December 31,
                                                         1996           1995
                                                      -----------   -----------
Operating activities:
Net income                                            $   298,918   $    58,190
Adjustments to reconcile net income to net
       cash provided/(used in) operating activities:
       Depreciation and amortization                      318,203       318,509
       Deferred income taxes                                 --         (15,000)
       Provision for doubtful accounts                     90,000        65,000
       Gain on sale of assets                                --         (13,184)
       Amortization of unearned interest income           (20,833)      (23,555)
Changes in assets and liabilities:
       Accounts receivable                               (134,885)     (452,503)
       Inventory                                          (49,123)       59,379
       Prepaid expenses                                  (369,298)       (2,532)
       Accrued income receivable                          (37,260)     (189,827)
       Deferred costs                                     105,468          --
       Notes receivable                                   678,812       187,776
       Accounts payable                                  (887,921)      883,335
       Accrued expenses                                    84,998      (115,660)
       Accrued/prepaid income taxes                        72,189      (192,342)
       Other                                              180,198       (57,905)
                                                      -----------   -----------
       Total adjustments                                   30,548       451,491
                                                      -----------   -----------
                                                      -----------   -----------
Net cash provided/(used in) operating activities          329,466       509,681
                                                      -----------   -----------

Investing activities:
Proceeds from sale of marketable securities                  --       1,813,249
Advances to employees and officers                         36,760       (68,601)
Repayments - mortgage to related party                       --          55,577
Deferred costs                                               --         169,527
Payment of lease receivable                                68,520        78,976
Security deposits                                            --          10,000
Purchase of property and equipment                     (1,170,527)     (843,631)
                                                      -----------   -----------
                                                      -----------   -----------
Net cash (used in)/provided by investing activities    (1,065,247)    1,215,097
                                                      -----------   -----------

Financing activities:
Proceeds of long-term debt                              2,551,956       125,000
Repayments of long-term debt                             (448,334)     (448,333)
Other                                                     (74,822)      120,862
                                                                    -----------
                                                      -----------   -----------
Net cash provided/(used in) financing activities        2,028,800      (202,471)
                                                      -----------   -----------

       Net increase (decrease) in cash                  1,293,019     1,522,307

Cash and cash equivalents at begin-
       ning of period                                   3,026,607     1,444,558
                                                      -----------   -----------
Cash and cash equivalents at end
       of period                                      $ 4,319,626   $ 2,966,865
                                                      ===========   ===========

Supplemental cash flow information:
       Interest paid                                  $   146,680   $   198,324
       Income taxes paid                              $   184,034   $   263,870

See Notes to Unaudited Consolidated Financial Statements.

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

     2.  Earnings Per Common Share

     Earnings per common share amounts are based on the weighted average number of shares of common stock outstanding during the three and six month periods ending December 31,1996. Shares issued in connection with the employee stock purchase plan were included as common stock equivalents. Stock options and warrants did not impact earnings per share each quarter as they were anti-dilutive.

     3.  New Financing and Credit Facilities

     On December 26,1996, the Company completed a $7,500,000 financing arrangement with its primary bank, CoreStates Financial Corporation. Included in these arrangements was a $4,000,000 unsecured 3-year revolving credit facility which can be used for general corporate purposes, and $3,500,000 in standby letters of credit which were used to guarantee a $2,500,000 taxable, 20-year Industrial Revenue Bond financing for the Company's subsidiary, the Collegeville Inn Conference and Training Center and a $1,000,000 tax-exempt, 20-year Industrial Revenue Bond financing for the Company's subsidiary, Apple Fresh Foods Limited. The new revolving credit replaced a $2,900,000 line of credit. The Bonds were issued through the Montgomery County (PA) Industrial Development Authority. The net proceeds of the Collegeville financing were designated for payment of construction expenditures of that facility, part of which had been previously funded by the Company and for which the Company was reimbursed. The net proceeds of the Apple Fresh Foods financing were designated for the purchase of cook chill food preparation equipment.

4.   Redeemable Warrants

     In connection with the public offering on January 29, 1992, there were warrants outstanding to purchase 1,150,000 shares of the Company's Class A Common Stock. Effective January 28, 1992, each registered warrant holder was entitled to purchase from the Company one share of Class A Common Stock of the Company at the exercise price of $6.00 (120% of the initial public offering price of a Unit) per share. These warrants expired on January 28, 1997.

5.   Litigation

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

Results of Operations

Revenues for the quarter ended December 31, 1996 decreased by $422,200 or 4.8% to $8,428,595, compared to revenues of $8,850,795 in the corresponding quarter last year. Revenues for the six month period ended December 31,1996 were $16,980,682, a decrease of 6.2% compared to the corresponding period in 1995. These decreases are the result of three accounts being sold to a non-contracted nursing home chain, the loss of an account at the end of the first quarter last year, and another at the end of the first quarter this year.

         Gross Profit for the current quarter amounted to $1,681,297 and 19.9% of revenues for an increase of $43,676 and 1.3% of revenue compared to the second quarter last year. For the period, Gross Profit totaled $3,169,627 or 18.7% of revenues, compared to $3,347,426 or 18.5% for the same period last year.

         General and administrative expenses for the current quarter were 15.9% of revenue, compared to 18.7% of revenue for the same quarter last year, a decrease of $312,540 or 2.8% of revenue. For the six month period, general and administrative expenses were 15.3% of revenue, compared to 18.3% for the same period last year. The expense reductions realized this year are the result of last year's increased expenses associated with the start-up of two major customers and the installation of a company-wide computer network.

         Other income (expense) for the three month period totaled ($6,789) compared to $44,083 for the same period last year. For the six months ended December 31,1996, other income (expense) was ($6,529) compared to $64,379 for the corresponding period last year. The prior year's three and six month periods were favorably impacted by $43,472 due to the gain on the sale of equipment.

         Net income after taxes for the quarter ended December 31, 1996 was $174,425 compared to $17,618 for the corresponding quarter last year, an increase of 890%. Earnings per share for the current quarter were $0.06 as compared to $0.01 for the same quarter last year. For the six month period ended December 31, 1996, net income was $298,918 as compared to $58,190 for the corresponding period last year, an increase of 414%. Earnings per share for the six month period were $0.10 as compared to $0.02 for the corresponding period last year.

Liquidity and Capital Resources

At December 31, 1996, the Company had working capital of $5,377,222.

Operating Activities. Cash generated by operations for the six months ended December 31, 1996 was $329,466 compared to $509,681 in cash generated by operations for the six months ended December 31, 1995. The primary factors affecting the $329,466 in cash provided in this category were: (1) net income (less depreciation and amortization) of $617,121, (2) pay-off of $639,910 note from Meritcare Ventures Inc., (3) reduction in accounts payable of ($887,921), and (4) prepaid interest expense of ($369,298) associated with the new financing arrangements (see Note #3 on Page 6).

         Investing Activities. Investing activities during the current six month period consumed $1,065,247 in cash compared to $1,215,097 provided by similar activities in the same period last year. Investing activities for the current period included capital expenditures of $1,151,947 for the Collegeville Inn & Conference Center. The prior year's activity provided cash of $1,813,249 from the sale of marketable securities, partially off-set by capital expenditures of $779,933 at the Collegeville Inn & Conference Center. The Company expects to spend up to $2,000,000 through the remainder of the current fiscal year and the completion of the project.

         Financing Activities. During the six months ended Decmber 31, 1996, financing activities generated $2,028,800 in cash compared to $202,471 in cash consumed by similar activities in the same period last year. New Financing and Credit Facilities (see Note #3 on Page 6) arranged with the Company's primary bank, CoreStates Financial Corporation, was responsible for $2,551,956 of this activity off-set by repayment of $448,334 in long term debt.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. As of December 31, 1996, the Company had $1,470,447 available on its line of credit. The Company is current with all its obligations to its Bank and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures (aside from the Collegeville Inn & Conference Center) and believes that its cash from operations, existing balances, and available credit line are adequate for the near term to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

Forward Looking Statements

This form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the adequacy of the Company's cash from operations, existing balances and available credit line. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       None

Item 2.  Changes in Securities                                   None

Item 3.  Defaults Upon Senior Securities                         None

Item 4.  Submission of Matters to a Vote of Security Holders


               On December 20,1996, the Registrant held its Annual Meeting of Shareholders at which time six directors were elected to serve for one-year terms. The tabulation of results with respect to each nominee was as follows:

                  Joseph V. Roberts,        For - 2,781,851, Withheld - 850
                  Kathleen A. Hill,         For - 2,781,851, Withheld - 850
                  Kenneth D. Bleakley       For - 2,781,851, Withheld - 850
                  Michael Gosman            For - 2,781,851, Withheld - 850
                  Jane Scaccetti Fumo       For - 2,781,851, Withheld - 850
                  Samuel M. Shipley         For - 2,781,851, Withheld - 850

Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibit 10.14       Loan Agreement between CORESTATES BANK, N.A.
                                    and NUTRITION MANAGEMENT SERVICES COMPANY,
                                    The Collegeville Conference & Training
                                    Center, Inc. and Apple Fresh Foods Limited.
                                    Dated as of December 26, 1996.

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


                                  Nutrition Management Services Company


                                  /s/ Joseph V. Roberts
                                  -----------------------------
                                  Joseph V. Roberts
                                  Chairman and Chief Executive
                                  Officer


                                  /s/ Francis J. Ford
                                  ------------------------------
                                  Francis J. Ford
                                  Controller (Principal Financial Officer)


Date:  February 14, 1997