Form 10-Q
period 1997-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1997-05-15
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997

                                       or

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
                                                   -----------------------------

N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes /X/ No / /.

2,789,569 shares of Registrant's Class A Common Stock, without par value, and 100,000 shares of Registrant's Class B Common Stock, without par value, are outstanding as of May 14, 1997.

                                      INDEX




Part I.  Financial Information                                          Page No.
         ---------------------                                          --------


          Consolidated Balance Sheets as of
          March 31, 1997 and June 30, 1996                              2 - 3

          Consolidated Statements of Operations for the
          Three and Nine Months Ended March 31, 1997 and 1996               4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 1997 and 1996                         5

          Notes to Financial Statements                                 6 - 7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    8 - 10

Part II. Other Information                                                 11
         -----------------
Signatures                                                                 12

                     NUTRITION MANAGEMENT SERVICES COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         March 31,        June 30,
                                                                           1997             1996
                                                                        (unaudited)       --------
                                                                        -----------
Current assets:

         Cash and cash equivalents                                    $ 3,784,705  $ 3,026,607
         Accounts receivable, less allowance for doubtful
                  accounts of $486,428 and $362,065, respectively       5,817,754    5,863,105
         Unbilled revenue                                                 340,152      273,132
         Notes and lease receivable                                       157,953      823,602
         Advances to employees                                            266,655      257,415
         Deferred income taxes                                            544,183      387,183
         Prepaid expenses                                                 349,953       32,371
         Inventory and Other                                              170,520      374,850
                                                                      -----------  -----------
Total current assets                                                   11,431,875   11,038,265

Property and equipment, net of accumulated
         depreciation of $888,949 and $663,250, respectively            6,373,915    4,450,309

Other assets:
         Restricted cash                                                  146,827      146,827
         Long-term accounts receivable, net of allowance
         for doubtful accounts of $57,509 and $57,509, respectively        50,815       50,815
         Deferred income taxes                                            200,000      112,000
         Investment in contracts, net of accumulated
         amortization of $1,193,237 and $937,263, respectively            513,252      769,226
         Lease receivable                                                 197,440      289,882
         Advances to employees                                               --          5,000
         Deferred costs and other                                          85,172      100,028
                                                                      -----------  -----------

Total assets                                                          $18,999,296  $16,962,352
                                                                      ===========  ===========

            See Notes to Unaudited Consolidated Financial Statements.

                     NUTRITION MANAGEMENT SERVICES COMPANY
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,     June 30,
                                                                                1997          1996
                                                                             (unaudited)     ---------
                                                                             -----------
Current liabilities:
         Accounts payable                                                  $  4,262,404   $  5,042,025
         Accrued expenses                                                       612,262        397,054
         Accrued payroll and related expenses                                   466,409        471,806
         Current portion of long-term debt                                      837,421        896,667
         Accrued income taxes                                                   257,585         45,063
         Other                                                                  473,722        349,013
                                                                           ------------   ------------
Total current liabilities                                                     6,909,803      7,201,628


Long-term debt, net of current portion                                        5,206,509      3,267,808
Other                                                                           207,932        262,824

Commitments and Contingencies                                                      --             --

Stockholders' equity:
         Undesignated preferred stock - no par,
                  2,000,000 shares authorized, none issued or outstanding          --             --

         Common stock:
                  Class A - no par, 10,000,000 shares authorized;
                  3,012,500 issued, 2,796,069 and 2,810,569
                  shares outstanding, respectively                            3,826,926      3,826,926
                  Class B - no par, 100,000 shares authorized,
                  issued and outstanding                                             48             48
         Retained earnings                                                    3,308,426      2,838,934
                                                                           ------------   ------------
                                                                              7,135,400      6,665,908
         Less: Treasury stock (Class A common: 216,431 and 201,931
                  shares, respectively) - at cost                              (460,348)      (435,816)
                                                                           ------------   ------------
Total stockholders' equity                                                    6,675,052      6,230,092
                                                                           ------------   ------------

Total liabilities and stockholders' equity                                 $ 18,999,296   $ 16,962,352
                                                                           ============   ============



            See Notes to Unaudited Consolidated Financial Statements.

                     NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three months ended                 Nine months ended
                                                                 March 31,                          March 31,
                                                           1997              1996             1997              1996
                                                           ----              ----             ----              ----


Revenues                                            $  8,947,786       $  8,728,220       $ 25,928,468       $ 26,825,367

Operating costs and expenses:
    Cost of services provided                          7,168,056          7,068,933         20,979,111         21,818,654
    General and administrative expenses                1,490,500          1,505,208          4,096,489          4,815,740
                                                     -----------        -----------        -----------        -----------

Income from operations                                   289,230            154,079            852,868            190,973

Other income:
    Other income                                          70,731             92,119            210,912            284,622
    Interest expense                                     (57,833)           (85,202)          (204,543)          (213,326)
                                                     -----------        -----------        -----------        -----------

Income before income taxes
                                                         302,128            160,996            859,237            262,269
Provision for income taxes                               131,554             75,012            389,745            118,095
                                                     -----------        -----------        -----------        -----------

Net income                                          $    170,574       $     85,984       $    469,492       $    144,174
                                                     ===========        ===========        ===========        ===========

Earnings per common share                           $       0.06       $       0.03       $       0.16       $       0.05
                                                     ===========        ===========        ===========        ===========

Weighted average shares outstanding                    2,934,377          2,975,000          2,941,525          2,975,000
                                                     ===========        ===========        ===========        ===========

            See Notes to Unaudited Consolidated Financial Statements.

                     NUTRITION MANAGEMENT SERVICES COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine months ended
                                                                         March 31,
                                                                   1997             1996
                                                                   ----             ----

Operating activities:
Net income                                                     $   469,492   $   144,174
Adjustments to reconcile net income to net
         cash provided by/(used in) operating activities:
         Depreciation and amortization                             481,673       470,636
         Deferred income taxes                                    (157,000)     (127,000)
         Provision for doubtful accounts                            90,000       110,000
         Gain on sale of assets                                       --         (19,773)
         Amortization of unearned interest income                  (20,833)      (34,348)
Changes in assets and liabilities:
         Accounts receivable                                       (44,649)   (1,145,347)
         Inventory                                                  51,763        38,146
         Prepaid expenses                                         (317,582)        6,101
         Accrued income receivable                                 (67,020)      246,101
         Deferred costs                                            167,423          --
         Notes receivable                                          665,649       192,025
         Accounts payable                                         (779,621)      685,519
         Accrued expenses                                          215,208       136,291
         Accrued/prepaid income taxes                              124,522        14,298
         Other                                                     119,312       (69,971)
                                                               -----------   -----------
         Total adjustments                                         528,845       502,678
                                                               -----------   -----------
Net cash provided by/(used in) operating activities                998,337       646,852
                                                               -----------   -----------

Investing activities:
Proceeds from sale of marketable securities                           --       2,970,099
Advances to employees and officers                                  (4,240)      (97,682)
Repayments - mortgage to related party                                --          55,577
Deferred costs                                                        --         255,140
Payment of lease receivable                                        113,275       118,465
Security deposits                                                     --          16,093
Purchase of property and equipment                              (2,149,305)   (1,045,015)
                                                               -----------   -----------
Net cash (used in)/provided by investing activities             (2,040,270)    2,272,677
                                                               -----------   -----------

Financing activities:
Proceeds of long-term debt                                       2,551,956       125,000
Repayments of long-term debt                                      (672,501)     (672,500)
Other                                                              (79,424)      107,692
                                                               -----------   -----------
Net cash provided by/(used in) financing activities              1,800,031      (439,808)
                                                               -----------   -----------

         Net increase (decrease) in cash and cash equivalents      758,098     2,479,721

Cash and cash equivalents at begin-
         ning of period                                          3,026,607     1,444,558
                                                               -----------   -----------
Cash and cash equivalents at end
         of period                                             $ 3,784,705   $ 3,924,279
                                                               ===========   ===========

Supplemental cash flow information:
         Interest paid  (Net of amounts capitalized)           $   164,986   $   318,626
         Income taxes paid                                     $   423,471   $   279,089


            See Notes to Unaudited Consolidated Financial Statements.

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

2.   Earnings Per Common Share

     Earnings per common share amounts are based on the weighted average number of shares of common stock outstanding during the three and nine month periods ending March 31, 1997. Shares issued in connection with the employee stock purchase plan were included as common stock equivalents. Stock options did not impact earnings per share each quarter as they were anti-dilutive.

3.   New Financing and Credit Facilities

     On December 26, 1996, the Company completed a $7,500,000 financing arrangement with its primary bank, CoreStates Financial Corporation. Included in these arrangements was a $4,000,000 unsecured 3-year revolving credit facility which can be used for general corporate purposes, and $3,500,000 in standby letters of credit which were used to guarantee a $2,500,000 taxable, 20-year Industrial Revenue Bond financing for the Company's subsidiary, the Collegeville Inn Conference and Training Center and a $1,000,000 tax-exempt, 20-year Industrial Revenue Bond financing for the Company's subsidiary, Apple Fresh Foods Limited. The new revolving credit replaced a $2,900,000 line of credit. The Bonds were issued through the Montgomery County (PA) Industrial Development Authority. The net proceeds of the Collegeville financing were designated for payment of construction expenditures of that facility, part of which had been previously funded by the Company and for which the Company was reimbursed. The net proceeds of the Apple Fresh Foods financing were designated for the purchase of cook chill food preparation equipment. Until that equipment has been delivered to that subsidiary, part of the proceeds will be held in escrow by the Trustee.

4.   Redeemable Warrants

     In connection with the public offering on January 29, 1992, there were warrants outstanding to purchase 1,150,000 shares of the Company's Class A Common Stock. Effective February 28, 1992, each registered warrant holder was entitled to purchase from the Company one share of Class A Common Stock of the Company at the exercise price of $6.00 (120% of the initial public offering price of a Unit) per share. These unexercised warrants expired on January 29, 1997.

5.   Litigation

     In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------



         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.


Results of Operations

         Revenues for the quarter ended March 31, 1997 increased by $219,566 or 2.5% to $8,947,786, compared to revenues of $8,728,220 in the corresponding quarter last year. Revenues for the nine month period ended March 31, 1997 were $25,928,468, a decrease of 3.3% compared to the corresponding period in 1996. These decreases are the result of three accounts being sold to a non-contracted nursing home chain, the loss of an account at the end of the first quarter last year, and another at the end of the first quarter this year.

         Gross Profit amounted to $4,949,357 or 19.1% of revenues through the first nine months of the current fiscal year, compared to $5,006,713 or 18.7% for the same period last year.

         General and administrative expenses for the current quarter were 16.7% of revenue, compared to 17.2% of revenue for the same quarter last year, a decrease of $14,708. For the nine month period, general and administrative expenses were 15.8% of revenue, compared to 18.0% for the same period last year. The expense reductions realized this year are the result of last year's increased expenses associated with the start-up of two major customers and the installation of a company-wide computer network.

         Other income (expense) for the three month period totaled $12,898 compared to $6,917 for the same period last year. For the nine months ended March 31,1997, other income (expense) was $6,369 compared to $71,296 for the corresponding period last year. The nine month period includes interest capitalization of $102,423 related to the capital expenditures at the Collegeville Inn & Conference Center.

         Net income after taxes for the quarter ended March 31, 1997 was $170,574 compared to $85,984 for the corresponding quarter last year. Earnings per share for the current quarter were $0.06 as compared to $0.03 for the same quarter last year. For the nine month period ended March 31, 1997, net income was $469,492 or $0.16 per share as compared to $144,174 or $0.05 per share for the corresponding period last year. The improvement in net income was the result of the $719,251 reduction in general and administrative expenses through the first nine months as compared to the same period last year, which more than off-set the lower gross profit of $57,356 due to the reduced revenues.

Liquidity and Capital Resources

         At March 31, 1997, the Company had working capital of $4,522,072.

         Operating Activities. Cash generated by operations for the nine months ended March 31, 1997 was $998,337 compared to $646,852 in cash generated by operations for the nine months ended March 31, 1996. The primary factors affecting the $998,337 in cash provided in this category were: (1) net income (plus depreciation and amortization) of $951,165, (2) pay-off of $639,910 note from Meritcare Ventures Inc., and (3) reduction in accounts payable of ($779,621).

         Investing Activities. Investing activities during the current nine month period consumed $2,040,270 in cash compared to $2,272,677 provided by similar activities in the same period last year. Investing activities for the current period included capital expenditures of $2,111,284 for the Collegeville Inn & Conference Center. The prior year's activity provided cash of $2,970,099 from the sale of marketable securities, partially off-set by capital expenditures of $1,163,119 at the Collegeville Inn & Conference Center.

         Financing Activities. During the nine months ended March 31, 1997, financing activities generated $1,800,031 in cash compared to $439,808 in cash consumed by similar activities in the same period last year. New Financing and Credit Facilities (see Note #3 on Page 6) arranged with the Company's primary bank, CoreStates Financial Corporation, was responsible for $2,551,956 of this activity off-set by repayments of $672,501 in long term debt.


         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. As of March 31, 1997, the Company had $1,470,447 available on its line of credit. The Company is current with all its obligations to its Bank and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures (aside from the Collegeville Inn & Conference Center) and believes that its cash from operations, existing balances, and available credit line are adequate for the next twelve months to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

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

Item 3.    Defaults Upon Senior Securities                         None

Item 4.    Submission of Matters to a Vote of Security Holders     None

Item 5.    Other Information                                       None

Item 6.    Exhibits and Reports on Form 8-K

            (a)   Exhibit 27

            (b)   Reports on Form 8-K                              None

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Nutrition Management Services Company



                                      /s/ Joseph V. Roberts
                                     -----------------------------
                                     Joseph V. Roberts
                                     Chairman and Chief Executive
                                     Officer (Principal Accounting Officer)










Date:  May 14, 1997