Form 10-K
period 1997-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1997-10-03
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark  One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
     For the fiscal year ended June 30, 1997
                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) (NO FEE REQUIRED)

          For the transition period from _____ to _____

                         Commission file Number 0-19824
                      NUTRITION MANAGEMENT SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                            23-2095332
      ------------------------------------------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

      725 Kimberton Road, Kimberton, Pennsylvania             19442
      -------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 610-935-2050

           Securities registered pursuant to Section 12(b) of the Act:

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


                            (Cover page 1 of 2 pages)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanges Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not ontained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of September 24, 1997 was approximately $1,563,081.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 24, 1997, there was outstanding 2,772,665 shares of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the Registrant's Class B Common Stock, no par value.


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

                  On May 31, 1994, the Company purchased twenty-two (22) acres of land containing a 40,000 square foot building formerly used as a restaurant and banquet facility. The Company is currently renovating the property to serve as a comprehensive training facility for Company employees. In addition, the facility will serve as a showroom for prospective customers who will be able to observe the Company's programs for nursing and retirement home dining and hospital cafeteria operations. In September of 1997, the Company opened the retail restaurant portion of the Collegeville Inn Conference & Training Center. The revenue from the restaurant operation will be used to defray the costs and expenses of the training facility. The restaurant is managed by experienced professionals employed by and recruited by the Company. The remaining three divisions of the project are expected to open by the third quarter of fiscal 1998. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investing Activities" for a description of the costs relating to the renovation work.

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

         SERVICE AGREEMENTS

                  The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 1997 the Company provided services under various service agreements at 102 facilities. At certain of these facilities, the Company has contracts to provide vending services in addition to the contract to provide food services. Most of these contracts have one year terms and are automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

                           The  following  table  shows the  number of  customer
accounts maintained by the Company during each of the last three fiscal years:

                                                   1997    1996    1995
                                                   ----    ----    ----


          Agreements in effect at
          beginning of fiscal year                  92      95      92

          New agreements during
          the fiscal year                           24      10      16

          Purchased contracts                      --      --      --

          Contracts canceled during
          the fiscal year                           14      13      13
                                                   ---     ---     ---

          Agreements in effect at the
          end of the fiscal year                   102      92      95
                                                   ---     ---     ---

                  In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon. Historically, the Company has not incurred any significant losses related to amounts not collected for services rendered.

         MAJOR CUSTOMER

                  In fiscal 1997, 13% of the Company's revenues were derived from sales to one customer. The loss of such customer could have a material adverse affect on the Company's results of operations in fiscal 1998.

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

         EMPLOYEES

                  At June 30, 1997, the Company employed a total of approximately 885 employees. Approximately 309 of those employees serve in various executive, management, administrative, quality assurance and sales capacities. The remaining 576 employees are primarily dietary workers. A small percentage of the Company's dietary workers were covered by collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

         FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Not applicable.

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

                  Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

                  The Company's Class A Common Stock No Par Value, (the "Class A Common Stock") is traded on the NASDAQ Small Cap Market ("NASDAQ").

                  The following table shows the range of high and low bid quotations as reported by NASDAQ for the quarters ending during the last two fiscal years for the Class A Common Stock:

                  FISCAL 1997               HIGH              LOW
                  -----------------------------------------------
                  First Quarter                2             1 7/16
                  Second Quarter            1 9/16           1 1/4
                  Third Quarter             1 7/8            1 3/8
                  Fourth Quarter            2 1/8            1 7/16

                  FISCAL 1996               HIGH              LOW
                  -----------------------------------------------
                  First Quarter             2 5/8            1 11/16
                  Second Quarter            2 3/16           1 5/8
                  Third Quarter             1 13/16          1 1/8
                  Fourth Quarter            2 5/16           1 3/16

                  The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The above prices do not reflect prices in actual transactions.

         HOLDERS

                  As of September 19, 1997, there were approximately eighty holders of record of the Class A Common Stock. It is estimated that there are in excess of 500 beneficial holders of record.

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

                                                                               Years ended June 30

                                                  1997              1996               1995              1994               1993
                                                  ----              ----               ----              ----               ----

                                                                                                     (as restated)

Revenue                                       $ 35,293,962      $ 35,138,432      $ 33,352,992       $ 31,464,440       $ 10,152,594

Gross profit                                     6,782,040         6,801,924         6,337,036          5,711,775          4,023,750

Income from
Operations                                       1,020,689           418,991           553,050          1,160,541            498,924

Other income
(Expense)                                          242,383           128,563           (41,187)          (306,521)           498,282

Income before effect
of accounting
change                                             752,276           301,954           265,461            401,151            552,825
                                              ============      ============      ============       ============       ============

Net Income                                    $    752,276      $    301,954      $    265,461       $    656,838       $    552,825
                                              ============      ============      ============       ============       ============

Per share of common stock:

Income before effect of
accounting change                             $       0.26      $       0.10      $       0.09       $       0.13       $       0.18

Net Income                                    $       0.26      $       0.10      $       0.09       $       0.22       $       0.18
                                              ============      ============      ============       ============       ============

Weighted average
common shares
outstanding                                      2,921,549         2,956,504         2,975,000          2,989,589          3.088,356
                                                 =========         =========         =========          =========          =========

                                                                                 As of June, 30

                                                1997               1996               1995               1994               1993
                                                ----               ----               ----               ----               ----
                                                                                                     (as restated)

Working  capital                             $ 2,800,374        $ 3,921,140        $ 6,131,681        $ 6,518,916        $ 5,370,610

Total Assets                                  20,381,557         16,962,352         16,366,159         15,556,388          7,645,020

Long-term debt                                 6,083,851          3,267,808          4,039,474          3,739,150            338,249

Shareholders'
    equity                                     6,972,153          6,309,595          6,037,329          5,771,868          5,341,655

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

                  Revenues for the year ended June 30, 1997 ("fiscal 1997") increased by 0.4% to $35,293,962 over revenues for the year ended June 30, 1996 ("fiscal 1996"). The increase results from growth within existing accounts as well as new accounts opened during the intervening period, offset by contracts canceled during the period. It is anticipated that revenues will increase in fiscal year 1998 over 1997 with the opening of the Collegeville Inn Conference & Training Center in the Fall of 1997.

                  Direct cost of operations for fiscal 1997 was $28,511,922, compared to $28,336,508 for similar expenses in fiscal 1996, an increase of $175,414 or 0.6%. This increase in direct costs is consistent with revenue growth.

                  Gross Profit for fiscal 1997 was $6,782,040, compared to $6,801,924, a decrease of $19,884 or 0.3%. This decrease is due to revenues decreasing at a greater percentage than direct expenses.

                  General and administrative expenses for fiscal 1997 were $4,929,812 or 13.9% of revenue, compared to $5,608,365 or 15.9% of revenue for fiscal 1996. The expense reductions are the result of lower start-up costs, increased operating efficiencies and reduced travel expenses.

                  Depreciation  and  amortization  for fiscal 1997 was $651,539, compared to $621,285 for fiscal 1996. The increase of $30,254 or 4.8%, was attributable to additional depreciation related to capital expenditures. Depreciation and amortization expenses will increase by approximately $250,000 in fiscal 1998 over 1997 with the opening of the Collegeville Inn Conference & Training Center.

                  Provisions for doutful accounts for fiscal 1997 was $180,000, compared to $153,283 for fiscal 1996. The increase of $26,717 or 17.4% was attributable to the increase in accounts receivable over 90 days for approximately six (6) accounts.

                  Income from operations for fiscal 1997 was $1,020,689 or 2.9% of revenue compared to $418,991 or 1.2% of revenue for fiscal 1996, an increase of $601,698 or 144%. This increase in operating income is primarily the result of the decrease in general and administrative expenses of approximately $600,000.

                  Interest expense for fiscal 1997 was $95,157 compared to $234,280 for fiscal 1996. This decrease of approximately $140,000 is a result of the increase in the amount of interest expense capitalized due to an increase in the weighted average investment in Collegeville Inn Conference & Training Center. Interest expense will increase in fiscal year 1998 over 1997 with the opening of the Collegeville Inn Conference and Training Center.

                  Interest and other non-operating income for fiscal 1997 was $337,540 as compared to $362,843 for fiscal 1996. This decrease is due to a reduction of gains resulting from dispositions of fixed assets.

                  For the foregoing reasons, net income before taxes for fiscal 1997 was $1,263,072 or 3.6% of revenue compared to $547,554 or 1.6% of revenue for fiscal 1996, an increase of $715,518, or 130.7% from fiscal 1996.

                  Net income for fiscal 1997 was $752,276 or $0.26 per share as compared to $301,954 and $0.10 per share for fiscal 1996. This increase of approximately $450,000 is primarily from operations.

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

                  General and administrative expenses for fiscal 1996 were $5,608,365 or 15.9% of revenue, compared to $5,067,038 or 15.1% of revenue for fiscal 1995. These increases are due to additional administrative personnel being employed during the current year and additional expenses incurred for the installation of a company-wide computer network, as well as operating losses associated with the start-up costs of two major customers, of which one relationship has been terminated.

                  Depreciation and amortization for fiscal 1996 was $621,285, compared to $530,596 for fiscal 1995. The increase of $90,689 or 17.1%, was attributable to the charge-off of deferred costs associated with contracts canceled during fiscal 1996. (See "Service Contracts").

                  Provision for doubtful accounts for fiscal 1996 was $153,283 as compared to $186,352 for fiscal 1995. The decrease of $33,069 or 17.7% was attributable to the Company's increased efforts to collect past due accounts receivable.

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

         LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 1997, the Company had working capital of $2,800,374 as compared to $3,921,140 at June 30, 1996. This decrease in working capital is primarily attributable to expenses relating to $4,000,000 of renovation work at the Collegeville Inn Conference & Training Center. The Company's holdings in cash, cash equivalents and marketable securities decreased by $758,794 during fiscal 1997 to $2,267,723. The Company believes that its existing cash and cash equivalents, investments, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

         OPERATING ACTIVITIES

                  Cash provided by operations for fiscal 1997 and 1996 was $1,776,147 and $1,629,000 respectively. This is primarily attributable to the decrease in accounts payable.

         INVESTING ACTIVITIES

                  Investing activities consumed $5,109,103 in cash during fiscal 1997 compared to $754,404 provided by investing activities for fiscal 1996.

                  Investing activities for fiscal 1997 includes capital expenditure in the amount of $4,002,864, of which approximately $3,848,361 related to the renovation work at the Collegeville Inn Conference & Training Center. The Company intends to incur costs between $1,000,000 and $1,250,000 for the remainder of the renovation. (See "Business - General Description of Business" for more discussion on the Collegeville Inn project). Additionally, the Company recorded proceeds of $1,000,000 from a bond issue to restricted cash. (See "Financing Activities"). For fiscal 1996, investing activities included capital expenditure in the amount of $2,672,801, of which $2,484,000 related to the renovation work at the Collegeville Inn Conference & Training Center.

         FINANCING ACTIVITIES

                  During fiscal 1997, financing activities provided a net $2,574,162 in cash compared to $801,335 in cash consumed from financing activities in 1996. This is primarily due from the proceeds of two bond issuance's by the Montgomery County Industrial Development Authority.

                  The total amount raised was $3,500,000, of which $2,500,000 is to be used by the Company for the rehabilitation, reconstruction, installation, furnishing and equipping of a building to be used as a conference center, training center, a food manufacturing/processing and distribution center and a retail restaurant. The remaining $1,000,000 is restricted as to use for the acquisition, construction, installation and renovation of certain equipment to be used in connection with a cook-chill system of batch food processing.

                  In addition, during fiscal 1997, the Company restructured its debt with its primary lender to increase its revolving credit facility to $4,000,000. Borrowings under the Revolving Credit facility were $2,529,553 at June 30, 1997.

         CAPITAL RESOURCES

                  The Company has certain credit facilities with its bank including a line of credit and three term loans. As of June 30, 1997, the Company had approximately $1,470,447 of unused credit available on its line of credit. The

Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

                  A substantial portion of the Company's revenue are dependent upon the payment of its fees by customer health care facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

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

         EFFECTS OF INFLATION

                  All of the Company's agreements with its customers allow the Company to pass through to its customers its increases in the cost of labor. The Company believes that it will be able to recover increased costs attributable to inflation by continuing to pass through cost increases to its customers.

         FORWARD-LOOKING STATEMENTS

                  This Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934 as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will provide to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, expenditures relating to the renovation work at the Collegeville Inn Conference & Training Center. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         NEW AUTHORITATIVE PRONOUNCEMENTS

                  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per

Share", and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

                  SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine that effect SFAS No. 128 will have on its historically reported EPS amounts.

                  SFAS  No.  129  does  not  change  any   previous   disclosure
requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

                  The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

                  The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim fnancial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 14, of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  In its filing on Form 8-K dated August 11, 1995, the Company reported that it had dismissed Mortenson & Associates, P. C. of Cranford, New Jersey (Mortenson) as its independent accountants. Mortenson had served as the Company's independent accountants as of and for the years ended June 30, 1994, 1993, 1992 and 1991. None of Mortenson's reports on these years contained any adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                  On September 27, 1994, the Company liquidated its holdings in certain GNMA funds and realized a loss of $316,000 which represented the difference between the funds' carrying value (cost) of $4,139,000 and the sale proceeds of $3,823,000. The loss was recognized as a charge to earnings for the quarter ended September 30, 1994 and was reported in the Company's Form 10-QSB for that quarter. At June 30, 1994, the Company's holdings in the GNMA funds were carried at cost which exceeded the market value of at that time by approximately $281,000. In connection with its audit, which it did not complete, of the Company's financial statements for the year ended June 30, 1995, Deloitte & Touche advised the Company that the GNMA funds should have, in its opinion, been reported at the lower of cost or market at June 30, 1994 and an unrealized loss should have been recorded as a charge against earnings in the Company's financial statements for the year ended June 30, 1994. Deloitte & Touche advised the Company that the fiscal 1994 financial statements and the interim fiscal 1995 financial statements should, in its opinion, be restated to reflect the loss in the fiscal year ended June 30, 1994. Deloitte & Touche also advised the Company that it reports on the Company's fiscal 1995 financial statements would be qualified if the fiscal 1994 financial statements were not restated to report the loss in that year.

                  Mortenson did not believe that restatement of the financial statements as of and for the year ended June 30, 1994 was required believing that the transaction in question had been accounted for in accordance with generally accepted accounting principles. Mortenson concurred with the Company's accounting for the holdings in the GNMA funds and that the unrealized loss of $281,000 as of June 30, 1994 was a temporary market decline. Mortenson's position was also based on the Company's belief that, as of June 30, 1994, it had both the intent and ability to hold these GNMA funds until the temporary decline reversed. The Company changed its intent due to events occurring in the first quarter of 1995 and, in turn, sold the GNMA fund holdings and realized the loss at that time. Mortenson believed that the accounting of the full loss in the first quarter of 1995 was appropriate. At the time of the change in independent accountants, the Company's management also believed that restatement of 1994's financial statements was not necessary. In July of 1996, the firm of Mortenson & Associates, P.C. changed its name to Moore Stephens, P.C.

                  There have been no other transactions similar to the one described herein that resulted in the disagreement.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  This information will be contained in the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

                  This information will be contained in the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

                  This information will be contained in the Proxy Statement of the Company for the 1997 Annual Meeting of Shareholders under the caption

"Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS

                  This information will be contained in the Proxy Statements of the Company for the 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                REPORTS ON FORM 8-K

(A)      1.       Consolidated Financial Statements

                  Independent Auditor's Report                F-1

                  Consolidated Balance Sheets as of
                  June 30, 1997 and 1996                      F-2, 3

                  Consolidated Statements of Operations for
                  the Years Ended June 30, 1997, 1996, 1995
                  and 1994                                    F-4

                  Consolidated Statements of Stockholders'
                  Equity for the Years Ended June 30, 1997
                  1996 and 1995                               F-5

                  Consolidated Statements of Cash Flows for
                  the Years Ended June 30, 1997, 1996 and
                  1995                                        F-6, 7

                  Notes to Consolidated Financial Statements  F-8 to F-20

                  Independent Auditor's Report Related
                  Financial Statement Schedule                F-21

                  Schedule of Valuation Accounts              F-22

(B)      REPORTS ON FORM 8-K

                  None

(C)      EXHIBITS

                  The following Exhibits are filed as part of this report (references are to Reg. S-K Exhibit Numbers):

         3.1 Amended and Restated Certificate of Incorporation of Company (Incorporated by reference to Exhibit 3-1 of the Company's Registration Statement on Form S-1 (File No. 33-4281).

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

         10.13 Agreement of Purchase and Sale between the Company and REVEST II Corporation, with Amendments. (Incorporated by reference to Exhibit 10.13, Annual Report on Form 10-KSB filed September 27, 1994).

         10.14 Loan Agreement between the Montgomery County Industrial Development Authority and Collegeville Inn Conference & Training Center, Inc. (a wholly-owned subsidiary of the Company).

         10.15    Trust   Indenture   between   Montgomery   County   Industrial
                  Development Authority and Dauphin Deposit Bank and Trust Company, as Trustee.

         10.16    Loan   Agreement   between    Montgomery   County   Industrial
                  Development Authority and Apple Fresh Foods Limited (a wholly-owned subsidiary of the Company).

         10.17 Trust Indenture between the Montgomery County Development Authority and Dauphin Deposit Bank and Trust Company, as Trustee.

         10.18    Loan Agreement between the Company and Corestates Bank, N.A.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Nutrition Management Services Company
                                  (Registrant)

                                  /s/ Joseph V. Roberts
                                  ----------------------------------
                                  Joseph V. Roberts, Chief Executive Officer
                                        and Director


                                  /s/ James J. Swiniuch
                                  ---------------------------------
                                  James J. Swiniuch, Chief Financial Officer
                                        and Principal Accounting Officer

Date:  September 22, 1997

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of September 22, 1996.


/s/ Joseph V. Roberts                        /s/ Kathleen A. Hill
-------------------------------              ------------------------------
Joseph V. Roberts, Chief                     Kathleen A. Hill, President and
Executive Officer and Director                  Director


/s/ Janet Purro                              /s/ Samuel R. Shipley
-------------------------------              ------------------------------
Janet Purro, Director                        Samuel R. Shipley, Director


/s/ Michael M. Gosman                        /s/ Jane Scaccetti Fumo
-------------------------------              ------------------------------
Michael M. Gosman, Director                  Jane Scaccetti Fumo, Director

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                      Page

Independent Auditor's Report........................................   F-1

Consolidated Balance Sheets as of June 30, 1997 and 1996............   F-2 - F-3

Consolidated Statements of Operations for the years ended
June 30, 1997, 1996 and 1995........................................   F-4

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1997, 1996 and 1995........................   F-5

Consolidated Statements of Cash Flows for the years
ended June 30, 1997, 1996 and 1995..................................   F-6 - F-7

Notes to Consolidated Financial Statements..........................   F-8 - 20




                                . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Nutrition Management Services Company
   Kimberton, Pennsylvania



                  We have audited the accompanying  consolidated  balance sheets of Nutrition Management Services Company and its subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition Management Services Company and its subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.








                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.


Cranford, New Jersey
September 10, 1997

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                                     June 30,
                                                                                                     --------
                                                                                            1 9 9 7             1 9 9 6
                                                                                            -------             -------

Assets:
Current Assets:
   Cash and Cash Equivalents                                                          $     2,267,813     $     3,026,607
   Accounts Receivable [Net of Allowance for Doubtful Accounts
     of $531,428 and $362,065 in 1997 and 1996, Respectively]                               5,900,572           5,863,105
   Unbilled Revenue                                                                           244,107             273,132
   Notes and Leases Receivable [Net of Allowance for Doubtful
     Accounts of $-0- and $-0- in 1997 and 1996, Respectively]                                202,124             823,602
   Advances to Employees                                                                      281,026             262,415
   Deferred Income Taxes                                                                      599,000             387,183
   Inventory and Other                                                                        409,068             407,221
                                                                                      ---------------     ---------------

   Total Current Assets                                                                     9,903,710          11,043,265
                                                                                      ---------------     ---------------

Property and Equipment - Net                                                                1,203,429           1,358,968
                                                                                      ---------------     ---------------

Construction in Progress                                                                    6,939,702           3,091,341
                                                                                      ---------------     ---------------

Other Assets:
   Restricted Cash                                                                          1,096,076             146,827
   Long-Term Accounts Receivable [Net of Allowance for
     Doubtful Accounts of $57,509 in 1997 and 1996]                                            50,815              50,815
   Investment in Contracts [Net of Accumulated Amortization
     of $1,278,561 and $937,263 in 1997 and 1996, Respectively]                               427,928             769,226
   Lease Receivable                                                                           157,952             289,882
   Deferred Income Taxes                                                                      233,000             112,000
   Deferred Costs and Other Assets                                                            368,945             100,028
                                                                                      ---------------     ---------------

   Total Other Assets                                                                       2,334,716           1,468,778
                                                                                      ---------------     ---------------

   Total Assets                                                                       $    20,381,557     $    16,962,352
                                                                                      ===============     ===============


See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                                     June 30,
                                                                                                     --------
                                                                                            1 9 9 7             1 9 9 6
                                                                                            -------             -------
Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                   $     4,322,662     $     5,042,025
   Accrued Expenses                                                                           757,286             273,054
   Accrued Payroll                                                                            460,898             471,806
   Accrued Professional                                                                       392,012             124,000
   Current Portion of Long-Term Debt                                                          744,504             896,667
   Accrued Income Taxes                                                                       232,521              45,063
   Other                                                                                      193,453             269,510
                                                                                      ---------------     ---------------

   Total Current Liabilities                                                                7,103,336           7,122,125
                                                                                      ---------------     ---------------

Long-Term Liabilities:
   Long-Term Debt - Net of Current Portion                                                  6,083,851           3,267,808
   Other                                                                                      222,217             262,824
                                                                                      ---------------     ---------------

   Total Long-Term Liabilities                                                              6,306,068           3,530,632
                                                                                      ---------------     ---------------

Commitments and Contingencies                                                                      --                  --
                                                                                      ---------------     ---------------

Stockholders' Equity:
   Undesignated Preferred Stock - No Par,
     2,000,000 Shares Authorized, None Outstanding                                                 --                  --

   Common Stock:
     Class A - No Par, 10,000,000 Shares Authorized; 3,000,000 and 3,000,000
       Issued, 2,797,665 and 2,850,000
       Outstanding in 1997 and 1996, Respectively                                           3,801,926           3,801,926

     Class B - No Par, 100,000 Shares Authorized;
       100,000 Shares Issued and Outstanding                                                       48                  48

   Retained Earnings                                                                        3,591,210           2,838,934
                                                                                      ---------------     ---------------

   Totals                                                                                   7,393,184           6,640,908
   Less: Treasury Stock - [Common - Class A: 202,335 and 150,000
           Shares in 1997 and 1996, Respectively] - At Cost                                  (421,031)           (331,313)
                                                                                      ---------------     ---------------

   Total Stockholders' Equity                                                               6,972,153           6,309,595
                                                                                      ---------------     ---------------

   Total Liabilities and Stockholders' Equity                                         $    20,381,557     $    16,962,352
                                                                                      ===============     ===============




See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    Y e a r s   e n d e d
                                                                                        J u n e   3 0,
                                                                       1 9 9 7             1 9 9 6              1 9 9 5
                                                                       -------             -------              -------


Food Service Revenue                                              $     35,293,962    $    35,138,432     $    33,352,992
                                                                  ----------------    ---------------     ---------------

Cost of Operations:
   Payroll and Related Expenses                                         13,918,106         13,128,099          13,204,316
   Other Costs of Operations                                            14,593,816         15,208,409          13,811,640
                                                                  ----------------    ---------------     ---------------

   Total Cost of Operations                                             28,511,922         28,336,508          27,015,956
                                                                  ----------------    ---------------     ---------------

   Gross Profit                                                          6,782,040          6,801,924           6,337,036
                                                                  ----------------    ---------------     ---------------

Expenses:
   General and Administrative Expenses                                   4,929,812          5,608,365           5,067,038
   Depreciation and Amortization                                           651,539            621,285             530,596
   Provision for Doubtful Accounts                                         180,000            153,283             186,352
                                                                  ----------------    ---------------     ---------------

   Total Expenses                                                        5,761,351          6,382,933           5,783,986
                                                                  ----------------    ---------------     ---------------

   Income from Operations                                                1,020,689            418,991             553,050
                                                                  ----------------    ---------------     ---------------

Other Income [Expenses]:
   Interest Expense                                                        (95,157)          (234,280)           (360,886)
   Interest Income                                                         309,158            292,819             307,912
   Other                                                                    28,382             70,024              11,787
                                                                  ----------------    ---------------     ---------------

   Other Income [Expenses] - Net                                           242,383            128,563             (41,187)
                                                                  ----------------    ---------------     ---------------

   Income Before Income Taxes                                            1,263,072            547,554             511,863

Income Tax Expense                                                         510,796            245,600             246,402
                                                                  ----------------    ---------------     ---------------

   Net Income                                                     $        752,276    $       301,954     $       265,461
                                                                  ================    ===============     ===============

   Net Income Per Share                                           $            .26    $           .10     $           .09
                                                                  ================    ===============     ===============

   Weighted Average Number of Shares                                     2,921,549          2,956,504           2,975,000
                                                                  ================    ===============     ===============


See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                  Class A                     Class B
                               Common Stock                Common Stock                         Treasury Stock           Total
                            Number                     Number                Retained        Number                  Stockholders'
                           of Shares     Amount       of Shares     Amount   Earnings       of Shares      Amount       Equity

Balance - June 30,
  1994 [Restated]          2,875,000  $  3,801,926      100,000   $     48  $  2,271,519     (125,000) $   (301,625) $   5,771,868

  Net Income                      --            --           --         --       265,461           --            --        265,461
                        ------------  ------------   ----------   --------  ------------  -----------  ------------  -------------

Balance - June 30,
  1995                     2,875,000     3,801,926      100,000         48     2,536,980     (125,000)     (301,625)     6,037,329

  Sale of 12,500
    Treasury Shares
    of Class A Stock          12,500            --           --         --            --       12,500        25,000         25,000

  Repurchase of
    Company Stock            (37,500)           --           --         --            --      (37,500)      (54,688)       (54,688)

  Net Income                      --            --           --         --       301,954           --            --        301,954
                        ------------  ------------   ----------   --------  ------------  -----------  ------------  -------------

Balance - June 30,
  1996                     2,850,000     3,801,926      100,000         48     2,838,934     (150,000)     (331,313)     6,309,595

  Repurchase of
    Company Stock            (52,335)           --           --         --            --      (52,335)      (89,718)       (89,718)

  Net Income                      --            --           --         --       752,276                         --        752,276
                        ------------  ------------   ----------   --------  ------------  -----------  ------------  -------------

Balance - June 30,
  1997                     2,797,665  $  3,801,926      100,000   $     48  $  3,591,210     (202,335) $   (421,031) $   6,972,153
                        ============  ============   ==========   ========  ============  ===========  ============  =============


See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                       Y e a r s   e n d e d
                                                                                          J u n e   3 0,
                                                                             1 9 9 7          1 9 9 6           1 9 9 5
                                                                             -------          -------           -------

Operating Activities:
   Net Income                                                          $       752,276  $        301,954  $       265,461
   Adjustments to Reconcile Net Income to Net
     Cash Provided by [Used for] Operating Activities:
     Depreciation and Amortization                                             651,539           621,285          530,596
     Provision for Bad Debts                                                   180,000           153,283          186,352
     Amortization of Deferred Gain                                             (26,372)          (26,372)         (26,372)
     Provision for Deferred Taxes                                             (333,000)         (156,000)          62,615
     Amortization of Lease Receivable                                          (28,438)          (44,460)         (54,584)
     Gain on Sale of Fixed Assets                                                   --           (43,472)              --

   Changes in Assets and Liabilities:
     Accounts Receivable                                                      (217,467)         (618,087)      (1,474,826)
     Notes Receivable                                                          637,057           199,129          202,762
     Unbilled Revenue                                                           29,025            64,544           (5,190)
     Accounts Payable                                                         (719,363)        1,084,369          975,882
     Accrued Legal and Expenses                                                752,244            42,820          149,938
     Accrued Payroll                                                           (10,908)           57,844           55,369
     Accrued Income Taxes                                                      187,458           (34,863)        (753,849)
     Other                                                                     (77,904)           27,026         (150,418)
                                                                       ---------------  ----------------  ---------------

   Net Cash - Operating Activities                                           1,776,147         1,629,000          (36,264)
                                                                       ---------------  ----------------  ---------------

Investing Activities:
   Payment of Mortgage Receivable from Related Party                                --            55,577           23,715
   Proceeds from Sale of Marketable Securities                                      --         2,970,099        6,690,667
   Investment in Marketable Securities                                              --                --       (5,848,266)
   Purchase of Property and Equipment                                         (154,503)         (188,780)        (702,891)
   Construction in Progress Expenditures                                    (3,848,361)       (2,484,021)        (597,386)
   Proceeds from Sale of Fixed Assets                                               --            71,645               --
   Investment in Contracts                                                          --                --         (232,053)
   Transfers From [To] Restricted Cash                                        (949,249)               --          452,017
   Other                                                                      (296,079)           53,517           57,007
   Payment of Lease Receivable                                                 144,790           157,953          157,953
   Advances to Employees and Officers                                          (18,611)         (133,305)         (92,526)
   Deferred Costs                                                               12,910           251,719          (93,971)
                                                                       ---------------  ----------------  ---------------

   Net Cash - Investing Activities                                          (5,109,103)          754,404         (185,734)
                                                                       ---------------  ----------------  ---------------

Financing Activities:
   Proceeds from Long-Term Borrowings                                        3,560,547           125,000        1,645,000
   Repayment of Long-Term Borrowings                                          (896,667)         (896,667)      (1,493,950)
   Purchase of Treasury Stock                                                  (89,718)          (54,688)              --
   Sale of Treasury Stock                                                           --            25,000               --
                                                                       ---------------  ----------------  ---------------

   Net Cash - Financing Activities                                           2,574,162          (801,355)         151,050
                                                                       ---------------  ----------------  ---------------

   Net [Decrease] Increase in Cash and
     Cash Equivalents - Forward                                        $      (758,794) $      1,582,049  $       (70,948)

See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                       Y e a r s   e n d e d
                                                                                          J u n e   3 0,
                                                                             1 9 9 7          1 9 9 6           1 9 9 5
                                                                             -------          -------           -------

   Net [Decrease] Increase in Cash and
     Cash Equivalents - Forwarded                                      $      (758,794) $      1,582,049  $       (70,948)

Cash and Cash Equivalents - Beginning of Years                               3,026,607         1,444,558        1,515,506
                                                                       ---------------  ----------------  ---------------

   Cash and Cash Equivalents - End of Years                            $     2,267,813  $      3,026,607  $     1,444,558
                                                                       ===============  ================  ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest [Net of Amounts Capitalized]                             $       100,987  $        234,280  $       356,596
     Income Taxes                                                      $       674,903  $        250,000  $       870,138

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   During the year ended June 30, 1997 and 1996, the Company exchanged accounts receivable and property and equipment of approximately $500,873 and $62,085, respectively, for a note receivable.





See Notes to Consolidated Financial Statements.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Organization and Business

Nutrition Management Services Company [the "Company"] was organized on March 28, 1979 to provide professional management expertise and food services to continuing care and health care facilities in the domestic United States. The Company competes mainly with regional and national food service management companies as well as self managed departments. Apple Management Services ["Apple Management"], a wholly-owned subsidiary, was organized on November 25, 1991 to provide management service expertise. The Collegeville Inn Conference and Training Center, Inc. ["Collegeville Inn"], a wholly-owned subsidiary, was organized on April 29, 1994 to acquire the land and a building located in Lower Providence Township, Pennsylvania. This facility will be utilized to operate a training center which will be open to the public. Apple Fresh Foods, Ltd. ["Apple Fresh Foods"] was organized on November 14, 1996, to develop a "cook/chill" food preparation technology for use in the Company's food service business. Apple Fresh Food's operation is located in the Collegeville Inn.

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

Inventory - Inventory, which consists primarily of food, is stated at the lower of cost [first-in, first-out method] or market. Inventory of $304,579 and $374,850 has been included in inventory and other as of June 30, 1997 and 1996, respectively.

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

Deferred Costs - Costs for contracts which are incurred in connection with the commencement of providing services to a new customer are capitalized. These costs are amortized over a period of twelve months. Unamortized deferred costs of $10,557 have been included in deferred costs and other as of June 30, 1996. During the years ended June 30, 1997, 1996 and 1995, amortization expense was $341,298, $341,298 and $329,695, respectively.

Deferred Financing Costs - Debt financing costs incurred in connection with the bonds payable are deferred and amortized, using the interest method, over the term of the related debt and are classified as other assets on the balance sheet.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Accounting for Stock-Based Compensation - Effective July 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock- Based Compensation." The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Note 11 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1997 and 1996 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

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

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1997, management expects these assets to be fully recoverable.

Earnings Per Share - Earnings per share amounts are based on the weighted average number of shares of common stock outstanding during the years ended June 30, 1997, 1996 and 1995. Stock options and warrants did not impact earnings per share each year as they were anti-dilutive.

Reclassification - Certain 1996 items have been reclassified to conform to the current year presentation.

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

[3] Property and Equipment and Construction in Progress

The following details the composition of property and equipment:

                                                        June 30,
                                                        --------
                                                1 9 9 7           1 9 9 6
                                                -------           -------
Property and Equipment:
   Land                                      $      497,967  $       497,967
   Machinery and Equipment                        1,481,032        1,409,270
   Other, Principally Autos and Trucks              193,605          110,864
                                             --------------  ---------------

   Totals                                         2,172,604        2,018,101
   Less: Accumulated Depreciation                   969,175          659,133
                                             --------------  ---------------

     Totals                                  $    1,203,429  $     1,358,968
     ------                                  ==============  ===============

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[3] Property and Equipment and Construction in Progress [Continued]

Depreciation expense amounted to $310,241, $299,978 and $206,984 for the years ended June 30, 1997, 1996 and 1995, respectively.

The Company capitalized interest costs of $366,492, $164,702 and $-0- in 1997, 1996 and 1995, respectively, for qualifying construction projects. Total interest costs incurred before recognition of the capitalized amounts were $461,649, $398,982 and $360,886 for the years ended June 30, 1997, 1996 and
1995, respectively.

The Company has capitalized salary of $90,000 paid to the Chairman of the Board for his additional supervisory services for the Collegeville Inn project. These services commenced January 1997 for a monthly fee of $15,000.

[4] Restricted Cash

At June 30, 1997 and 1996, the Company had $1,096,076 and $146,827 of restricted cash, respectively of which $154,782 and $145,627, respectively, is held in escrow in connection with the acquisition of various service facility contracts [See Note 2]. The remaining balance is attributable to the Industrial Revenue Bond proceeds of $1,000,000 to finance the acquisition, construction, installation and renovation of certain equipment to be used in connection with a cook-chill system of batch food processing; and the payment of a portion of the costs and expenses of issuing the Bonds [See Note 6].

[5] Lease Receivable

The Company leases equipment to a service facility under a direct financing type lease as defined in Statement of Financial Accounting Standards No. 13.

Future minimum gross lease payments to be received for the following years consist of:

June 30,
   1998                                                   $       157,953
   1999                                                           157,953
                                                          ---------------

   Total                                                          315,906
   Less: Amount Representing Unearned Interest Income             (28,882)
                                                          ---------------

     Minimum Lease Payments Receivable                    $       287,024
     ---------------------------------                    ===============

These amounts are classified
in the balance sheet as follows:

Current Assets                                            $       129,072
Noncurrent Assets                                                 157,952
                                                          ---------------

   Total                                                  $       287,024
   -----                                                  ===============

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------


[6] Long-Term Debt

Long-term debt consisted of the following:

                                                                                                   June 30,
                                                                                            1 9 9 7        1 9 9 6
                                                                                            -------        -------
Bank revolving credit, interest due monthly at the bank's prime rate plus 0.5%, secured by all corporate assets as well as a negative pledge
  on all assets.  Converts to a 5 year term loan in December 1998.                      $   2,529,553   $   2,529,553

Note payable, term loan incurred in connection with acquisition of various service facility contracts, payable in equal monthly installments of $53,334
  plus interest of 7.5%, note is unsecured, matures on March 5, 1998.                         453,671       1,093,672

Note payable, term loan incurred in connection with purchased equipment, payable in equal monthly installments of $10,417 bearing interest at 9.5%,
  matures in fiscal 1999.  The acquired equipment is pledged as collateral.                   218,750         343,750

Note payable, term loan incurred in connection with the purchase of equipment payable in monthly installments of $10,972 bearing interest at 8.5%, matures in fiscal 1998. The acquired equipment is pledged as
  collateral.                                                                                  65,833         197,500

Industrial Revenue Bonds [Collegeville Inn Projects][See Bonds Payable].                    2,560,548              --

Industrial Revenue Bonds [Apple Fresh Foods Projects][See Bonds Payable].                   1,000,000              --
                                                                                        -------------   -------------

Totals                                                                                      6,828,355       4,164,475
Less:  Current Maturities                                                                     744,504         896,667
                                                                                        -------------   -------------

  Totals                                                                                $   6,083,851   $   3,267,808
  ------                                                                                =============   =============

In December 1996, the Company executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit, totaling approximately $7,500,000. The revolving credit is available for two years, at which time, it converts to a term loan, and the letters of credit are available for four years, with annual renewals. At June 30, 1997, the Company has approximately $1,500,000 available under the revolving credit. Advances under the revolving credit are used for working capital purposes and the acquisition and renovation of the Collegeville Inn.

These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. The covenants also include the maintenance of a certain current ratio, minimum net worth, minimum cash and cash equivalents balance and other ratios. As of June 30, 1997, the Company was in compliance with the covenant provisions of these agreements.

The bank's prime rate at June 30, 1997 was 8.25%. All borrowing is from a single lender.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[6] Long-Term Debt [Continued]

Maturities of principal due in the following years are set forth below:

Year ending
   June 30,
     1998                                                $       744,504
     1999                                                        198,750
     2000                                                        110,000
     2001                                                        120,000
     2002                                                        125,000
     Thereafter                                                5,530,101
                                                         ---------------

     Total                                               $     6,828,355
     -----                                               ===============

Bonds Payable - In December 1996, the Company, through its subsidiaries, authorized two industrial revenue bond issues.

Issue #1

Title - Montgomery County Industrial Development Authority, $2,500,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds [Collegeville Inn Project] Series of 1996.

Rate - Variable, to a maximum of 17%

Term - 20 years [2016]

Purpose - Rehabilitate, furnish and equip the Collegeville Inn facility.

Issue #2

Title - Montgomery County Industrial Development Authority, $1,000,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds [Apple Fresh Foods Ltd. Project] Series of 1996.

Rate - Variable, to a maximum of 15%

Term - 20 years [2016]

Purpose - Develop a "cook/chill" food preparation technology at the Collegeville Inn side for the Company.

Note:  This issue is tax-exempt.

Each series of bonds is guaranteed by the parent company and the other subsidiaries. The assets of Collegeville Inn and Apple Fresh Foods are pledged as collateral for both series of bonds.

The Company's bank has issued irrevocable letters of credit in favor of the bond trustee for the full amount of both bond issues. The letters of credit have a term of four years and can be renewed on an annual basis by the bank. The bank holds the mortgage on the Collegeville Inn building and property. The letters of credit are guaranteed by the parent company.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[6] Long-Term Debt [Continued]

The sinking fund requirements are as follows:

                           Collegeville      Apple Fresh
                                Inn             Foods               Total

1998                      $       70,000   $        30,000     $       100,000
1999                      $       70,000   $        35,000     $       105,000
2000                      $       75,000   $        35,000     $       110,000
2001                      $       80,000   $        40,000     $       120,000
2002                      $       85,000   $        40,000     $       125,000

[7] Income Taxes

The components of income tax expense are:

                                                                                  J u n e   3 0,
                                                                --------------------------------
                                                                     1 9 9 7           1 9 9 6           1 9 9 5
                                                                     -------           -------           -------
Current:
   Federal                                                      $        618,839  $       267,900  $        115,656
   State                                                                 224,957          133,700            68,131
                                                                ----------------  ---------------  ----------------

   Total Current                                                         843,796          401,600           183,787
                                                                ----------------  ---------------  ----------------

Deferred:
   Federal                                                              (266,000)        (121,000)           44,590
   State                                                                 (67,000)         (35,000)           18,025
                                                                ----------------  ---------------  ----------------

   Total Deferred [Benefit] Expense                                     (333,000)        (156,000)           62,615
                                                                ----------------  ---------------  ----------------

   Totals                                                       $        510,796  $       245,600  $        246,402
   ------                                                       ================  ===============  ================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           June 30,
                                                           --------
                                                   1 9 9 7         1 9 9 6
                                                   -------         -------
Deferred Tax Assets:
   Provision for Doubtful Accounts               $     265,000  $      191,000
   Excess of Tax Over Financial Statement
     Basis of Investments in Contracts                 228,000         108,000
   Deferred Gains                                       47,000          62,000
   Vacation Accrual                                    205,000         169,000
   Other Compensation Accrual                           80,000          28,183
   Federal Capital Loss Carryforwards                   51,680          51,680
   Other                                               109,000              --
                                                 -------------  --------------

   Gross Deferred Tax Assets                           985,680         609,863
   Deferred Tax Asset Valuation Allowance              (51,680)        (51,680)
                                                 -------------  --------------

   Total Deferred Tax Assets - Forward           $     934,000  $      558,183

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[7] Income Taxes [Continued]

                                                                                              June 30,
                                                                                              --------
                                                                                      1 9 9 7           1 9 9 6
                                                                                      -------           -------

   Total Deferred Tax Assets - Forwarded                                          $       934,000  $        558,183
                                                                                  ---------------  ----------------

Deferred Tax Liabilities:
   Deferred Costs Capitalized for Financial Statement Purposes                             17,000             5,000
   Depreciation                                                                            85,000            54,000
                                                                                  ---------------  ----------------

   Total Deferred Tax Liabilities                                                         102,000            59,000
                                                                                  ---------------  ----------------

                                                                                  $       832,000  $        499,183
                                                                                  ===============  ================

These amounts are classified in the balance sheet as follows:

Current Asset                                                                     $       599,000  $        387,183
Non-Current Asset                                                                         233,000           112,000
                                                                                  ---------------  ----------------

   Totals                                                                         $       832,000  $        499,183
   ------                                                                         ===============  ================


The following reconciles the tax provision with the U.S. statutory tax rates:

                                                     J u n e   3 0,
                                            --------------------------------
                                             1 9 9 7     1 9 9 6     1 9 9 5
                                             -------     -------     -------

Income Taxes at U.S. Statutory Rates            34.0%       34.0%       34.0%
States Taxes, Net of Federal Tax Benefit         7.3         9.5        11.3
Other, Principally Nondeductible Expenses        0.6         1.4         2.8
                                            --------    --------    --------

   Totals                                       41.9%       44.9%       48.1%
   ------                                   ========    ========    ========

The Company has available federal capital loss carryforwards in the amount of $152,000, which expire in the year 2000.

[8] Related Party

During 1992, the Company sold its building for a purchase price of $610,000, to a related party [a corporation wholly-owned by the principal stockholder of the Company]. At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser. The sale resulted in a gain of $263,717, which has been deferred and will be amortized over the life of the lease. During each of the three years in the period ended June 30, 1997, the Company recognized a gain of $26,372. As of June 30, 1997 and 1996, the balance of the unamortized gain on the sale was $131,882 and $158,246, respectively.

The Company leases its corporate office building from the above-mentioned related party [See Note 9]. During the years ended June 30, 1997, 1996 and 1995, rent expense was $195,178, $178,651 and $169,347, respectively.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------


[9] Commitments and Contingencies

Operating Leases - The Company leases real estate facilities from a corporation owned by a principal stockholder under operating leases. In addition to the minimum annual rentals, the lease requires additional rentals based upon increases in the consumer price index. These leases range from one to five years [See Note 8].

The Company is also obligated under various operating leases for operating equipment for periods expiring through 1997. During the years ended June 30, 1997, 1996 and 1995, rent expense was $216,778, $228,211 and $203,873, respectively.

Minimum annual rentals under non-cancelable operating leases subsequent to June 30, 1997 are as follows:

Year Ending                         Operating          Real Estate
   June 30,                         Equipment           Facilities

     1998                           $      34,322     $     163,862
     1999                                   9,178           163,862
     2000                                   2,811           163,862
     2001                                   2,811           163,862
     2002                                      --           163,862
     Thereafter                                --                --
                                    -------------     -------------

       Totals                       $      49,122     $     819,310
       ------                       =============     =============

Purchase Commitment - The Company has entered into a commitment to purchase a minimum of $5,000,000 in supplies between February 1995 and January 2000 from one of its vendors. If the Company does not meet this commitment during the term of the agreement, the agreement automatically extends until the minimum commitment is met. There is no penalty to the Company for its failure to meet the minimum purchase requirement during the agreement period. In exchange for this commitment, the vendor made a donation to the Company to be used to acquire equipment for the Collegeville Inn. The amount of the donation is being amortized over five-years. In the event the agreement is terminated prior to January 2000, the Company is required to repay to the vendor a proportionate amount of the donation received.

Litigation - In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

[10] Stockholders' Equity

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

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------


[10] Stockholders' Equity [Continued]

Class A Common Stock [Continued] - During the fiscal years ended June 30, 1997 and 1996, the Company repurchased 52,335 and 37,500 shares of common stock, respectively, for an aggregate price of $89,718 and $54,688, respectively. The repurchase price is recorded as a reduction of stockholders' equity.

During 1996, the Company sold from treasury 12,500 shares of Class A common stock for $25,000.

Class B Common Stock - The Company has authorized 100,000 shares of Class B Common Stock, all of which were issued to the Chief Executive Officer and majority shareholder of the Company, in exchange for 100,000 shares of Class A Common Stock. Each share of Class B Common Stock is entitled to seven votes on all matters on which shareholders may vote, including the election of directors. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which shareholders may vote, except when class voting is required by applicable law.

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

[11] Stock Options and Employee Stock Purchase Plan

[A] Stock Options - In September 1991, the Company adopted the 1991 Stock Option Plan for officers, directors and key employees to receive incentive stock options. The options are exercisable for a period up to 10 years from date of grant at an exercise price not less than fair market value of the common stock at date of grant. The Plan expires in September 2001. There have been 500,000 shares of common stock reserved for the Plan.

The following is a summary of transactions:

                                                        Number of Options
                                                           Outstanding
                                                             Incentive      Non-Qualified                 Weighted
                                                               Stock            Stock                      Average
                                          Underwriters        Options          Option        Total     Exercise Price

Outstanding at June 30, 1994                   100,000          221,000         30,000        351,000     $    4.85

Granted                                             --          225,000         30,000        255,000     $    4.00
Forfeited/Exercised                                 --         (122,000)            --       (122,000)    $    4.00
                                          ------------     ------------    -----------    -----------

Outstanding at June 30, 1995                   100,000          324,000         60,000        484,000     $    4.62
Exercisable at June 30, 1995                   100,000               --             --        100,000     $    7.00

Granted                                             --            7,000             --          7,000     $    4.00
Forfeited/Exercised                                 --         (139,750)       (15,000)      (154,750)    $    4.00
                                          ------------     ------------    -----------    -----------

Outstanding at June 30, 1996                   100,000          191,250         45,000        336,250     $    4.89
Exercisable at June 30, 1996                   100,000          184,250         45,000        329,250     $    4.91

Granted                                             --           80,000             --         80,000     $    4.00
Forfeited/Exercised                           (100,000)              --             --       (100,000)    $    7.00
                                          ------------     ------------    -----------    -----------

Outstanding at June 30, 1997                        --          271,250         45,000        316,250     $    4.00
                                          ============
Exercisable at June 30, 1997                        --          185,650         45,000        230,650     $    4.00

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------


[11] Stock Options and Employee Stock Purchase Plan [Continued]

[A] Stock Options [Continued] - All options were granted at exercise prices above market price. The exercise price was $4.00 per share at June 30, 1997 for both the incentive and non-qualified stock options.

The remaining contractual life of outstanding and exercisable options is approximately six years and five years, respectively.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for stock options issued to employees in accounting for its stock option plan. No compensation expense has been recognized for the Company's stock-based compensation plan because no stock options were issued below the stock price at the date of grant.

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the fair value methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced, on a pro forma basis, by approximately $71,314 or $.02 per share for the year ended June 30, 1997, and $23,930 or $.01 per share for the year ended June 30, 1996. The weighted average fair value of the stock options granted to employees used in determining the pro forma amounts is estimated at $.89 and $3.42 during the years ended June 30, 1997 and 1996, respectively, using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 1997 and 1996: dividend yields of 0% and 0%, respectively; expected volatility of 84% and 84%, respectively; risk-free interest rate of 6.7% and 5.8%, respectively; and an expected life of 5 years for both periods.

Net income [loss] and net income [loss] per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                  Years ended
                                                   June 30,
                                      1 9 9 7               1 9 9 6
                                      -------               -------
Net Income:
   As Reported                      $     752,276         $    301,954
   Pro Forma                        $     709,488         $    278,024

Per Share:
   As Reported                      $         .26         $        .10
   Pro Forma                        $         .24         $        .09


The Company has been advised that a consultant believes that he and an entity controlled by him were granted options in November 1995 to purchase an aggregate 112,500 shares of Common Stock of the Company at an exercise price of $2.125 per share. The Company is not aware of any documentation supporting the grant of these stock options and is currently in the process of determining whether in fact such stock options were granted. If the Company determines that such stock options were granted, the grant of such options would not have a financial statement impact under APB 25 because the options would have been granted at a price at least equal to or above the fair value of the underlying stock. However, under the guidelines of FAS 123 the Company estimates that on a pro forma basis the Company's net income would have been reduced by $92,000 or $.03 per share for the fiscal year ended June 30, 1996.

[B] Employee Stock Purchase Plan - The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At June 30, 1996, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below:

                                    1 9 9 7          1 9 9 6         1 9 9 5
                                    -------          -------         -------

Aggregate Purchase Price          $   30,871        $  55,611       $  22,815

Shares Purchased                      21,388           37,126          12,238

Employee Participants                     40               34              35

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------


[12] Defined Contribution Pension Plan

The Company sponsors a 401[k] plan for all employees who have attained the age of twenty-one and have completed one year of service. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company can match 100% up to the first 6% of employee plan contributions. Participants are vested 20% for each year of service beginning after year 3 and are fully vested after seven service years. During the years ended June 30, 1997, 1996 and 1995, company contributions to the plan, which were charged to expense, amounted to $25,976, $25,398 and $20,085, respectively.

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

As of June 30, 1997, the Company has cash accounts with various financial institutions having high credit standings and periodically has cash balances subject to credit risk beyond insured amounts. As a consequence, it believes that its exposure to credit risk loss is limited. At June 30, 1997, approximately $500,000 of cash exceeds insured amounts. The Company does not require collateral and other security to support financial instruments subject to credit risk.

[14] Acquisition

During 1993, the Company acquired from Service America Corporation ["SAC"] certain food service management contracts to provide services to health care and retirement facilities. The aggregate purchase price for the contracts was $2,099,258, of which $1,099,258 was paid in July 1993 and $1,000,000 was placed in escrow. The purchase price was subject to adjustment in the event the contracts did not remain in effect or were not assigned within a period of 120 days following the closing and, accordingly, adjustments to reduce the purchase price in the amount of $365,601 were made during the year ended June 30, 1995. With respect to the $1,000,000 placed in escrow, at June 30, 1997, $154,782 remains in escrow. In addition, the Company agreed to pay SAC an amount of up to $750,000 for SAC's inventory and equipment at such facilities.

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on fair market value.

[15] Major Customers

The Company had sales to one customer representing approximately 13%, 12%, and 14% of total revenues for the years ending June 30, 1997, 1996 and 1995, respectively. The loss of such customer could have a material adverse effect on the Company's future results of operations.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------


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

[17] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------



[18] Quarterly Financial Data [Unaudited]

The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results:

                                                                          F i s c a l  1 9 9 7
                                                 ---------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,

Revenues                                          $    8,552,087     $    8,428,595  $    8,947,786    $    9,365,494
                                                  ==============     ==============  ==============    ==============

Gross Profit                                      $    1,488,330     $    1,681,297  $    1,778,730    $    1,833,683
                                                  ==============     ==============  ==============    ==============

Net Income                                        $      124,493     $      174,425  $      170,574    $      282,784
                                                  ==============     ==============  ==============    ==============

Net Income Per Share                              $          .04     $          .06  $          .06    $          .10
                                                  ==============     ==============  ==============    ==============

                                                                          F i s c a l  1 9 9 6
                                                 ---------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,

Revenues                                          $    9,246,352     $    8,850,795  $    8,728,220    $    8,313,065
                                                  ==============     ==============  ==============    ==============

Gross Profit                                      $    1,709,805     $    1,637,621  $    1,659,287    $    1,795,211
                                                  ==============     ==============  ==============    ==============

Net Income                                        $       40,572     $       17,742  $       85,984    $      157,656
                                                  ==============     ==============  ==============    ==============

Net Income Per Share                              $          .01     $          .01  $          .03    $          .05
                                                  ==============     ==============  ==============    ==============

                                                                          F i s c a l  1 9 9 5
                                                 ---------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,
                                                     [Restated]

Revenues                                          $    7,548,714     $    8,091,258  $    8,583,376    $    9,129,644
                                                  ==============     ==============  ==============    ==============

Gross Profit                                      $    1,399,099     $    1,709,343  $    1,513,326    $    1,715,268
                                                  ==============     ==============  ==============    ==============

Net Income                                        $       60,074     $      115,036  $       71,671    $       18,680
                                                  ==============     ==============  ==============    ==============

Net Income Per Share                              $          .02     $          .04  $          .03    $           --
                                                  ==============     ==============  ==============    ==============

[19] Subsequent Events [Unaudited]

In September of 1997, the Company opened the retail restaurant portion of the Collegeville Inn Training and Conference Center. The remaining three divisions of the project are anticipated to open in the third quarter of fiscal 1998.





                          . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Nutrition Management Services Company
   Kimberton, Pennsylvania



                  Our report on the consolidated financial statements of Nutrition Management Services Company is referenced on page F-1 and included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page F-22 of this Form 10-K.

                  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.


Cranford, New Jersey
September 10, 1997

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE II - SCHEDULE OF VALUATION ACCOUNTS
--------------------------------------------------------------------------------




The following sets forth the activity in the Company's valuation accounts:


                                                 Notes and      Long-Term
                                    Accounts       Lease         Accounts
                                   Receivable   Receivable      Receivable

Balance At June 30, 1994        $    288,831    $       --     $  165,730

   Provision for Bad Debts           186,352            --             --

   Writeoffs                         (52,066)           --        (28,221)

   Other - Reclasses                 (41,448)      121,448        (80,000)
                                ------------    ----------     ----------

Balance At June 30, 1995             381,669       121,448         57,509

   Provision for Bad Debts           153,283            --             --

   Writeoffs                        (172,887)     (121,448)            --
                                ------------    ----------     ----------

Balance At June 30, 1996             362,065            --         57,509

   Provision for Bad Debts           180,000            --             --

   Writeoffs                         (10,637)           --             --
                                ------------    ----------     ----------

Balance At June 30, 1997        $    531,428    $       --     $   57,509
                                ============    ==========     ==========