Form 10-Q
period 1997-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1997-11-19
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number 0-19824

                      Nutrition Management Services Company
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                  23-2095332
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

Box 725, Kimberton Road, Kimberton, PA               19442
--------------------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including  area code    (610) 935-2050
                                                    ----------------------------
                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if change since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /.

2,763,799 shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 14, 1997.

                                TABLE OF CONTENTS


Part I.     Financial Information                                       Page No.
            ---------------------                                       --------

            Consolidated Balance Sheets of
            September 30, 1997 (unaudited) and June 30, 1997              2 - 3

            Consolidated Statements of Operations for the
            Three Months Ended September 30, 1997 (unaudited) and
            1996 (unaudited)                                                  4

            Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1997 (unaudited)
            and 1996 (unaudited)                                              5

            Notes to Financial Statements                                     6

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     7 - 8

Part II.    Other Information                                                 9

            Signatures                                                       10

                     NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         September 30,         June 30,
                                                                            1997                1997
                                                                         -------------         --------
                                                                         (unaudited)

Current assets:
   Cash and cash equivalents                                         $       751,153      $   2,267,813
   Accounts receivable, net of allowance for doubtful
      accounts of $591,428 and $531,428, respectively.                     5,599,965          5,900,572
   Unbilled  revenue                                                         207,445            244,107
   Notes and leases receivable                                               208,598            202,124
   Advances to employees                                                     281,929            281,026
   Deferred income taxes                                                     643,600            599,000
   Inventory and Other                                                       387,225            409,068
                                                                      --------------      -------------
Total current assets                                                       8,079,915          9,903,710
                                                                      --------------      -------------

Property and equipment, net of accumulated depreciation of
    $1,059,613 and $969,175, respectively.                                10,259,641          8,143,131

Other assets:
   Restricted cash                                                         1,086,526          1,096,076
   Long-term accounts receivable, net of allowance for doubtful
     accounts of $57,509.                                                     50,815             50,815
   Investment in contracts, net of accumulated amortization of
    $1,363,885 and $1,278,561, respectively.                                 342,604            427,928
   Deferred income taxes                                                     252,900            233,000
   Lease receivable                                                          118,464            157,952
   Deferred costs and other assets                                           441,635            368,945
                                                                      --------------      -------------

Total assets                                                          $   20,632,500      $  20,381,557
                                                                      ==============      =============


            See Notes to Unaudited Consolidated Financial Statements

                     NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30,            June 30,
                                                                                       1997                   1997
                                                                                    -------------            --------
                                                                                    (unaudited)
Current liabilities:
     Accounts payable                                                                $5,022,573          $ 4,322,662
     Accrued expenses                                                                   509,244              757,286
     Accrued payroll and related expenses                                               502,449              460,898
     Accrued professional fees                                                          397,198              392,012
     Current portion of long-term debt                                                  551,588              744,504
     Accrued income taxes                                                               104,764              232,521
     Other                                                                              306,151              193,453
                                                                                     ----------          -----------
Total current liabilities                                                             7,393,967            7,103,336
                                                                                     ----------           ----------

Long-term debt, net of current portion
Other                                                                                 6,052,061            6,083,851
Total long-term liabilities                                                             177,567              222,217
                                                                                    -----------          -----------
                                                                                      6,229,628            6,306,068
                                                                                    -----------           ----------
Commitments and Contingencies                                                           -----                -----

Stockholders' equity:
     Undesignated preferred stock - no par, 2,000,000 shared authorized, none
     issued or outstanding.                                                               -----                -----

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 and
       3,000,000 issued, 2,763,799 and 2,797,665 outstanding, respectively.           3,801,926            3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding.                    48                   48
     Retained earnings                                                                3,676,483            3,591,210
                                                                                  -------------        -------------
                                                                                      7,478,457            7,393,184
     Less:  treasury stock (Class A common: 236,201 and 202,335
       shares, respectively) - at cost                                                 (469,552)            (421,031)
                                                                                  -------------         ------------
Total stockholders' equity                                                            7,008,905            6,972,153
                                                                                  -------------         ------------

Total liabilities and stockholders' equity                                          $20,632,500          $20,381,557
                                                                                  =============         ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                          1997              1996
                                                          ----              ----

Revenues                                               $9,128,381        $8,552,087

Operating costs and expenses
     Cost of services provided                          7,375,458         7,063,757
     General and administrative expenses                1,559,749         1,262,178
                                                       ----------       -----------

Income from operations                                    193,174           226,152

Other income
     Other income                                          56,068            76,536
     Interest expense                                     (68,898)          (76,276)
                                                         --------         ---------

Income before income taxes                                180,344           226,412
Provision for income taxes                                 95,072           101,919
                                                          -------         ---------

Net income                                             $   85,272        $  124,493
                                                       ==========        ==========

Earnings per common share                              $     0.03        $     0.04
                                                       ==========        ==========

Weighted average share outstanding                      2,866,619         2,947,433
                                                       ==========        ==========

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                        September 30,
                                                                                                 1997                  1996
                                                                                                ------                 -------


Operating activities:
Net Income                                                                                    $ 85,272             $   124,493
Adjustment to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                             175,762                 155,646
     Provision for doubtful accounts                                                            60,000                  45,024
     Amortization of deferred gain                                                              (6,591)                 (6,591)
     Amortization of lease receivable                                                           (6,474)                 39,488
Changes in assets and liabilities:
     Accounts receivable                                                                       240,607                 150,215
     Notes receivable                                                                           -----                   31,382
     Prepaid expenses                                                                           -----                  (79,909)
     Deferred Taxes                                                                             64,500                  -----
     Unbilled revenue                                                                           36,662                (448,072)
     Accounts payable                                                                          699,911                (395,950)
     Accrued legal and expenses                                                               (242,856)                (28,738)
     Accrued payroll                                                                            41,551                  (3,488)
     Accrued income taxes                                                                    (256,757)                  27,917
     Other                                                                                     23,793                  (22,597)
                                                                                           ----------             ------------
Net cash (used in) operating activities                                                       915,380                 (411,180)
                                                                                           ----------             ------------

Investing activities:
Advances to employees and officers                                                               (903)                  (5,503)
Payment of lease receivable                                                                    39,488                   13,465
Transfer restricted cash to cash                                                                9,550                   76,942
Acquisition of fixed assets                                                                (2,206,948)                (525,469)
Deferred cost                                                                                   -----                   12,504
                                                                                           ----------             ------------
Net cash (used in) provided by investing activities                                        (2,158,813)                (428,061)
                                                                                            ---------             ------------

Financing activities:
Repayments of long term debt                                                                 (224,706)                (224,167)
Sale of treasury stock                                                                           ----                   26,035
Purchase of treasury stock                                                                    (48,521)                  -----
                                                                                           ----------             ------------
Net cash (used in) financing activities                                                      (273,227)                (198,132)
                                                                                           ----------             ------------

     Net (decrease) in cash                                                                (1,516,660)              (1,037,373)

Cash and cash equivalents at beginning of period                                            2,267,813                3,026,607
                                                                                           ----------              -----------

Cash and cash equivalents at end of period                                                   $751,153               $1,989,234
                                                                                           ==========              ===========

Supplemental cash flow information:
     Interest paid                                                                           $116,628                  $68,379
     Income taxes paid                                                                       $292,184                  $68,330

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments which, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year ending June 30, 1998. The financial information presented should be read in conjunction with the Company's financial statements which were filed under Form 10-K.

2.       Earnings Per Common Share

         Earnings per common share amounts are based on the weighted average number of shares of common stock outstanding during the three month period ending September 30, 1997 and 1996. Stock options and warrants did not impact earnings per share each quarter as they were anti-dilutive.

3.       Litigation

         In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the financial statements and note thereto.


Results of Operations

         Revenues for the quarter ended September 30, 1997 were $9,128,381, an increase of $576,294 or 6.7%, compared to revenues of $8,552,087 in the corresponding quarter last year. This increase is the result of new contracts and revenues from the Company's Collegeville Inn & Conference Center (Collegeville), which opened on September 14, 1997.

         General and administrative expenses for the quarter were 17.1% of revenue, compared to 14.8% of revenue for the same quarter last year, an increase of $297,571 or 23.6%. The increase is the result of a increase in overhead associated with the new buisiness start-up. Collegeville contributed 2.8% of total general and administrative expense for the current quarter.

         Interest expense for the three month period totaled $68,898 compared to $76,276 for the same period last year. The increase in interest expense is attributable to the increased debt, including $3,560,548 of Industrial Development bonds issued in December 1996, used to finance construction of the Collegeville Inn.

         Net income after taxes for the quarter ended September 30, 1997 was $85,272 compared to $124,493 for the corresponding quarter last year. Earnings per share for the current quarter were $0.03 compared to $0.04 for the same quarter last year. The decrease in current quarter net income and earnings per share are the result of the increased costs associated with the start up of the Collegeville Inn. Excluding Collegeville Inn, net income would have increased approximately $36,000 for a earnings per share of $0.05. Over the same quarter last year, this is an increase of $0.01 per share.

Liquidity and Capital Resources

         At September 30, 1997 the Company had working capital of $719,765.

         Operating Activities. Cash provided by operations for the three months ended September 30, 1997 was $915,380 compared to $411,180 consumed by operations for the three months ended September 30, 1996. An increase in accounts receivable and accounts payable of $240,607 and $699,911, respectively, and a decrease in accrued expenses of $242,856 were responsible for the current quarter's activity.

         Investing Activities. Investing activities consumed $2,158,813 in cash in the current quarter compared to $428,061 in cash consumed in the same period last year. Current year investing activities included $2,189,427 in purchases of property and equipment at the Collegeville Inn & Conference Center.

         Financing Activities. Current quarter financing activities consumed $273,227 in cash compared to $198,132 consumed in the same quarter last year. Repayment of long term debt consumed approximately $224,000 in cash. The Company also purchased 33,866 shares of its Class A Common Stock at a cost of $48,521 in the current quarter.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. The Company issued two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As of September 30, 1997, the Company has approximately $1,500,000 available on its line of credit. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures, including the Collegeville Inn & Conference Center, and believes that is cash from operations, existing balances, and available credit facilities are adequate for the foreseeable future to satisfy the needs of its operations and to fund continued growth.

Forward Looking Statements

This form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitatation, the adequacy of the Company's cash from operations, existing balances and available credit line. Although the Company believes that the assumptions underlying the forward-looking statments contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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



                                       Nutrition Management Services Company


                                       /s/ Joseph V. Roberts
                                       -------------------------------
                                       Joseph V. Roberts
                                       Chairman and Chief Executive Officer


                                       /s/ Ralph M. Van
                                       ------------------------------
                                       Ralph M. Van
                                       Controller



Date:  November 19, 1997