Form 10-Q
period 1997-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1998-02-17
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark one)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997

                                       or

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number 0-19824

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                      23-2095332
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

      Box 725, Kimberton Road, Kimberton, PA                    19442
   -----------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including  area code    (610) 935-2050
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

2,750,628 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of February 14, 1998.

                                TABLE OF CONTENTS

Part I.         Financial Information                                  Page No.

                Consolidated Balance Sheets of
                December 31, 1997 (unaudited) and June 30,1997          2 - 3

                Consolidated Statements of Operations for the Three and
                Six Months Ended December 31, 1997 (unaudited) and
                1996 (unaudited)                                            4

                Consolidated Statements of Cash Flows for the
                Six Months Ended December 31, 1997 (unaudited)
                and 1996 (unaudited)                                        5

                Notes to Financial Statements                               6

                Management Discussion and Analysis of Financial Condition
                and Results of Operations                               7 - 8

Part II.        Other Information                                           9

                Signatures                                                 10

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            December 31, June 30,
                                                                                              1997        1997
                                                                                              ----        ----
                                                                                                 (unaudited)
   Current assets:
   Cash and cash equivalents                                                            $      271,910    $   2,267,813
   Restricted Cash                                                                             913,762              ---
   Accounts receivable, net of allowance for doubtful
      accounts of $597,373 and $531,428, respectively.                                       5,459,382        5,900,572
   Unbilled  revenue                                                                           255,767          244,107
   Notes and leases receivable                                                                 157,953          202,124
   Advances to employees                                                                       299,778          281,026
   Deferred income taxes                                                                       664,108          599,000
    Inventory and Other                                                                        429,268          409,068
                                                                                            ----------     ------------
Total current assets                                                                         8,451,928        9,903,710
                                                                                            ----------     ------------

Property and equipment, net of accumulated depreciation of
    $1,229,327 and $969,175, respectively.                                                  10,486,661        8,143,131

Other assets:
   Restricted Cash                                                                               -----        1,096,076
   Long-term accounts receivable, net of allowance for doubtful
     accounts of  $93,062 and $57,509 , respectively.                                           15,262            50,815
   Investment in contracts, net of accumulated amortization of
    $1,458,959 and $1,278,561, respectively.                                                   262,529          427,928
   Deferred income taxes                                                                       230,555          233,000
   Lease receivable                                                                             78,976          157,952
   Deferred costs and other assets                                                             461,108          368,945
                                                                                        --------------    -------------

Total assets                                                                            $   19,987,019    $  20,381,557
                                                                                        ==============    =============


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              December 31,      June 30,
                                                                                                1997              1997
                                                                                                ----              ----
                                                                                                   (unaudited)
 Current liabilities:
     Accounts payable                                                                        $4,806,526       $ 4,322,662
     Accrued expenses                                                                           739,627           757,286
     Accrued payroll and related expenses                                                       412,009           460,898
     Accrued professional fees                                                                  207,185           392,012
     Current portion of long-term debt                                                          258,672           744,504
     Accrued income taxes                                                                       120,018           232,521
     Other                                                                                      288,591           193,453
                                                                                             ----------       -----------
Total current liabilities                                                                     6,832,628         7,103,336
                                                                                             ----------        ----------

Long-term debt, net of current portion
Other                                                                                         6,021,350         6,083,851
Total long-term liabilities                                                                    146,493            222,217
                                                                                           ------------       -----------
                                                                                             6,167,843          6,306,068
                                                                                            -----------        ----------
Commitments and Contingencies

Stockholders' equity:                                                                             -----             -----
     Undesignated preferred stock - no par, 2,000,000 shared authorized, none issued or outstanding.

     Common stock:                                                                                -----             -----
     Class A - no par, 10,000,000 shares authorized; 3,000,000 and 3,000,000 issued, 2,750,628 and 2,797,665 outstanding, respectively.
     Class B - no par, 100,000 shares authorized, issued and outstanding.
     Retained earnings                                                                        3,801,926         3,801,926
                                                                                                     48                48
                                                                                              3,695,253         3,591,210
                                                                                              7,497,227         7,393,184
     Less:  treasury stock (Class A common: 249,372 and 202,335 shares, respectively) - at cost
Total stockholders' equity
                                                                                             (  510,679)        ( 421,031)
                                                                                        ---------------      ------------
Total liabilities and stockholders' equity                                                    6,986,548        6,972,153
                                                                                        ---------------      ------------

                                                                                            $19,987,019       $20,381,557
                                                                                        ===============      ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three months ended Six months ended
                                                                                  December 31, December 31,
                                                            1997                1996            1997                 1996
                                                            ----                ----            ----                 =---

Revenues                                                $9,421,397         $8,428,595        $18,549,778         $16,980,682

Operating costs and expenses
     Cost of services provided                           7,717,027          6,747,298         15,092,485          13,811,055
     General and administrative Exp.                     1,589,205          1,343,811         3,148,954            2,605,989
                                                        ----------        -----------       ------------         -----------


Income from operations                                     115,165            337,486            308,339             563,638

Other income
     Other income                                           37,409             63,645             93,477             140,181
     Interest expense                                     (101,371)           (70,434)          (170,269)           (146,710)
                                                        ----------        -----------        -----------         -----------

Income before income taxes                                  51,203            330,697            231,547             557,109
Provision for income taxes                                  32,433            156,272            127,505             258,191
                                                        ----------        -----------        -----------         -----------

Net income                                              $   18,770         $  174,425           $104,042             298,918
                                                        ==========        ===========        ===========         ===========

Basic & Diluted Earnings per common share               $     0.01         $     0.06        $      0.04         $      0.10
                                                        ==========        ===========        ===========         ===========

Weighted average share outstanding                       2,866,619          2,942,933          2,869,609           2,945,059
                                                         =========        ===========        ===========         ===========

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Six Months Ended December 31
                                                                                                1997                   1996

Operating activities:
Net Income                                                                                    $104,042             $  298,918
Adjustment to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                             425,551                318,203
     Deferred income taxes                                                                     (62,663)                  ----
     Provision for doubtful accounts                                                           147,884                 90,000
     Amortization of unearned interest income                                                  (16,714)               (20,833)
Changes in assets and liabilities:
     Accounts receivable                                                                       328,859               (134,885)
     Notes receivable                                                                            4,546                678,812
     Prepaid expenses                                                                          (71,934)              (369,298)
     Inventory                                                                                 (51,636)               (49,123)
    Accrued Income Receivable                                                                  (11,660)               (37,260)
    Deferred Costs                                                                              84,259                105,468
    Accrued Expenses                                                                            35,258                 84,998
     Accounts payable                                                                          483,864               (887,921)
    Accrued/Prepaid income taxes                                                              (112,503)                72,189
     Other                                                                                     (25,894)               180,198
                                                                                          ------------           ------------
     Total adjustments                                                                       1,157,217                 30,548
                                                                                          ------------           ------------
Net cash provided by operating activities                                                    1,261,259                329,466
                                                                                          ------------           ------------

Investing activities:
Advances to employees and officers                                                             (18,752)                36,760
Payment of lease receivable                                                                     78,976                 68,520
Purchase of property and equipment                                                          (2,603,682)            (1,170,527)
                                                                                          ------------         --------------
Net cash  provided by investing activities                                                  (2,543,458)            (1,065.247)
                                                                                          ------------         --------------

Financing activities:
Proceeds of long-term debt                                                                        ----              2,551,956
Repayments of long term debt                                                                  (548,332)              (448,334)
Other                                                                                         (165,372)               (74,822)
                                                                                          ------------         --------------
Net cash (used in) financing activities                                                       (713,704)             2,028,800
                                                                                          ------------         --------------

     Net (decrease) in cash                                                                 (1,995,903)             1,293,019

Cash and cash equivalents at beginning of period                                             2,267,813              3,026,607
                                                                                          ------------         --------------

Cash and cash equivalents at end of period                                                    $271,910             $4,319,626
                                                                                          ============         ==============

Supplemental cash flow information:
     Interest paid                                                                            $170,089               $146,680
     Income taxes paid                                                                         $41,067               $184,034

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

2.       Earnings Per Common Share
         Earnings per common share amounts are based on the weighted average number of shares of common stock outstanding during the three and six month periods ending December 31, 1997 and 1996. Stock options and warrants did not impact earnings per share each quarter as they were anti-dilutive.

         The Company adopted Financial Accounting Standards Board
         ["FASB"] Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share", which was issued in February, 1997. SFAS No. 128 simplifies the Earnings per Share ["EPS"] calculations required by Accounting Principles Board ["APB"] opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires Dual presentation of Basic and Diluted EPS by entities with complex capital structures.

         Basic EPS includes no dilution and is computed by dividing Income Available to Common Stockholders by the Weighted-Average Number of Common Shares Outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for Financial Statements issued for periods ending after December 15, 1997, including interim periods. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented and accordingly, the Company Calculated Earnings Per Share in accordance with FASB 128 and all prior-period EPS data was restated. There was no material effect on The Company as a result of the restatement of prior periods.

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


Results of Operations

         Revenues for the quarter ended December 31, 1997 were $9,421,397, an increase of $992,802 or 11.8% compared to revenues of $8,428,595 in the corresponding quarter last year. Revenues for the six month period ended December 31,1997 were $18,549,778 a increase of $1,569,096 and 9.2% compared to the corresponding period in 1996. This increase is the result of new contracts and revenues from the company's Collegeville Inn & Conference Center (Collegeville), which opened on September 14, 1997.

         Gross Profit for the current quarter amounted to $1,704,370 and 18.1% of revenues for an increase of $23,073 and 1.4%, compared to the second quarter last year. For the six month period ended December 31,1997 Gross Profit totaled $3,457,293 or 18.6% of revenue, compared to $3,167,627 or 18.7% for the same period last year.

         General and administrative expenses for the current quarter were 16.9% of revenue, compared to 15.9% of revenue for the same quarter last year, an increase of $245,394 or 18.3%. For the six month period , general and administrative expenses were 16.9% of revenue, compared to 15.3% for the same period last year. The increase is the result of a increase in overhead associated with the new operating positions added and additional General and Administrative expenses associated with the Collegeville Inn Training and conference center.

         Other income (expense) for the three month period totaled ($63,962) compared to ($6,789) for the same period last year. For the six months ended December 31,1997, other income (expense) was ($76,792) compared to ($6,529) for the corresponding period last year. The increase in interest expense is attributable to the increased debt, including $3,560,548 of Industrial Development bonds issued in December 1996, used to finance construction of the Collegeville Inn.

         Net income after taxes for the quarter ended December 31, 1997 was $18,770 compared to net income of $174,425 for the corresponding quarter last year a decrease of 89.2%. Earnings per share for the current quarter were $0.01 compared to $0.06 for the same quarter last year. For the six month period ended December 31,1997, net income was $104,042 as compared to $298,918 for the corresponding period last year a decrease of 65.2%. Earnings per share for the six month period were $.04 as compared to $.10 for the corresponding period last year. Excluding Collegeville Inn, net income would have increased $ 195,871 over the same quarter last year , an increase of $0.07 per share or 112.3%.For the six month period net income would have increased $231,468 or 77.4% for a earnings per share of $0.18 compared to $0.10 for the same period last year.

Liquidity and Capital Resources

         At December 31, 1997 the Company had working capital of $1,619,300

         Operating Activities. Cash provided by operations for the six months ended December 31, 1997 was $1,261,259 compared to $329,466 provided by operations for the six months ended December 31, 1996. An decrease in accounts receivable of $328,859 and a increase in accounts payable of $483,864, were primarily responsible for the current quarter's activity.

         Investing Activities. Investing activities consumed $2,543,458 in cash in the current quarter compared to $1,065,247 in cash consumed in the same period last year. Current year investing activities included $2,189,427 in purchases of property and equipment at the Collegeville Inn & Conference Center.

         Financing Activities. Current quarter financing activities consumed $713,704 in cash compared to a $2,028,800 increase in the same quarter last year. Repayment of long term debt consumed approximately $548,332 in cash.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. The Company issued two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As of December 31, 1997, the Company has approximately $1,500,000 available on its line of credit. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures (aside from the Collegeville Inn & Conference Center) and believes that its cash from operations, existing balances, and available credit line are adequate for the near term to satisfy the needs of its operations and to fund continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

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

                 (a)  Exhibits                27 -- Financial Data Schedule

                 (b)  Reports on Form 8-K                              None

                                   SIGNATURES


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Nutrition Management Services Company


                                    /s/ Joseph V. Roberts
                                    -------------------------------------
                                    Joseph V. Roberts
                                    Chairman and Chief Executive Officer




                                    /s/ Ralph M. Van
                                    ------------------------------
                                    Ralph M. Van
                                    Controller



Date:  February 17, 1998