Form 10-Q
period 1998-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1998-05-15
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934


 For the transition period from ______________ to _______________

                         Commission File Number 0-19824
                      Nutrition Management Services Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                           23-2095332
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

Box 725, Kimberton Road, Kimberton, PA                     19442
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including  area code   (610) 935-2050
                                                    ----------------

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

2,746,171 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of May 14, 1998.

                                TABLE OF CONTENTS


Part I.   Financial Information                                         Page No.
                                                                        --------

          Consolidated Balance Sheets of
          March 31, 1998 (unaudited) and June 30, 1997                       2-3

          Consolidated Statements of Operations for the Three and
          Nine Months Ended March 31, 1998 (unaudited) and
          1997 (unaudited)                                                     4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 1998 (unaudited)
          and 1997 (unaudited)                                                 5

          Notes to Financial Statements                                        6

          Management Discussion and Analysis of Financial Condition
          and Results of Operations                                          7-8

Part II.  Other Information                                                    9

          Signatures                                                          10

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             March 31,              June 30,
                                                                               1998                    1997
                                                                               ----                    ----
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                            $   (450,640)          $  2,267,813
     Restricted Cash                                                           911,007                   --
     Accounts receivable, net of allowance for doubtful
        accounts of $657,373 and $531,428, respectively.                     5,328,306              5,900,572
     Unbilled  revenue                                                         285,783                244,107
     Notes and leases receivable                                                  --                  202,124
     Advances to employees                                                     273,717                281,026
     Deferred income taxes                                                     867,999                599,000
      Inventory and Other                                                      303,113                409,068
                                                                          ------------           ------------
  Total current assets                                                       7,519,285              9,903,710
                                                                          ------------           ------------

  Property and equipment, net of accumulated depreciation of
      $1,421,428 and $969,175, respectively.                                10,562,031              8,143,131

  Other assets:
     Restricted Cash                                                              --                1,096,076
     Long-term accounts receivable, net of allowance for doubtful
       accounts of  $0 and $57,509 , respectively                                 --                   50,815
     Investment in contracts, net of accumulated amortization of
      $1,545,034 and $1,278,561, respectively.                                 176,455                427,928
     Deferred income taxes                                                     252,994                233,000
     Lease receivable                                                             --                  157,952
     Deferred costs and other assets                                           406,864                368,945
                                                                          ------------           ------------
  Total assets                                                            $ 18,917,629           $ 20,381,557
                                                                          ============           ============


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             March 31,        June 30,
                                                                                              1998              1997
                                                                                              ----              ----
                                                                                            (unaudited)
Current liabilities:
     Accounts payable                                                                       $4,063,553       $4,322,662
     Accrued expenses                                                                          855,281          757,286
     Accrued payroll and related expenses                                                      171,392          460,898
     Accrued professional fees                                                                 279,552          392,012
     Current portion of long-term debt                                                         125,000          744,504
     Accrued income taxes                                                                      119,042          232,521
     Other                                                                                     277,733          193,453
                                                                                             ---------        ---------
Total current liabilities                                                                    5,891,553        7,103,336
                                                                                             ---------        ---------

Long-term debt, net of current portion                                                       5,885,101        6,083,851
Other                                                                                          127,402          222,217
Total long-term liabilities                                                                  ---------        ---------
                                                                                             6,012,503        6,306,068

Commitments and Contingencies                                                                ---------        ---------

Stockholders' equity
     Undesignated preferred stock - no par, 2,000,000 shared authorized, none
     issued or outstanding.                                                                      --                --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 and
       3,000,000 issued, 2,746,171 and 2,797,665 outstanding, respectively.                  3,801,926        3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding.                           48               48
     Retained earnings                                                                       3,731,216        3,591,210
                                                                                          ------------       ----------
                                                                                             7,533,190        7,393,184
     Less:  treasury stock (Class A common: 253,829 and 202,335
       shares, respectively) - at cost                                                        (519,617)        (421,031)
                                                                                          ------------       ----------
Total stockholders' equity                                                                   7,013,573        6,972,153
                                                                                          ------------      -----------
Total liabilities and stockholders' equity                                                 $18,917,629      $20,381,557
                                                                                          ============      ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                  Nine Months Ended
                                                                March 31,                           March 31,
                                                           1998             1997             1998                1997
                                                           ----             ----             ----                ----

Revenues                                               $8,850,579        $8,947,786       $27,400,357        $25,928,468

Operating costs and expenses
     Cost of services provided                          7,117,901         7,168,056        22,210,386         20,979,111
     General and administrative                         1,786,730         1,490,500         4,935,683          4,096,489
                                                     ------------        ----------       -----------        -----------


Income from operations                                   (54,052)           289,230           254,288            852,868

Other income
     Other income                                         130,347            70,731           223,824            210,912
     Interest expense                                    (124,635)          (57,833)         (294,904)          (204,543)
                                                  ---------------        ----------         ---------          ---------

Income before income taxes                               (48,340)           302,128           183,208            859,237
Provision for income taxes                               (84,303)           131,554            43,202            389,745
                                                  ---------------        ----------         ---------          ---------
Net income                                            $   35,963          $ 170,574         $ 140,006          $ 469,492
                                                  ===============        ==========         =========          ==========
Basic & Diluted Earnings per common
share                                                 $     0.01          $    0.06         $    0.05          $    0.16
                                                  ===============        ==========         =========          ==========

Weighted average share outstanding                     2,847,892          2,934,377         2,847,892          2,941,525
                                                  ===============        ==========         =========          ==========

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                              March 31
                                                                     1998                    1997
                                                                     ----                    ----
Operating activities:
  Net Income                                                     $   140,006              $   469,492
  Adjustment to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                                 703,726                  481,673
       Deferred income taxes                                        (288,993)                (157,000)
       Provision for doubtful accounts                               207,338                   90,000
       Amortization of unearned interest income                      (28,882)                 (20,833)
  Changes in assets and liabilities:
       Accounts receivable                                           415,743                  (44,649)
       Notes receivable                                              231,006                  665,649
       Prepaid expenses                                             (271,756)                (317,582)
       Inventory                                                     (74,520)                  51,763
      Accrued Income Receivable                                      (41,676)                 (67,020)
      Deferred Costs                                                 414,313                  167,423
      Accrued Expenses                                               (84,830)                 215,208
       Accounts payable                                             (259,109)                (779,621)
      Accrued/Prepaid income taxes                                  (113,479)                 124,522
       Other                                                          50,208                  119,312
                                                                 -----------              -----------
       Total adjustments                                             859,089                  528,845
                                                                 -----------              -----------
  Net cash provided by operating activities                          999,095                  998,337
                                                                 -----------              -----------

  Investing activities:
  Advances to employees and officers                                   7,309                   (4,240)
  Payment of lease receivable                                        157,952                  113,275
  Purchase of property and equipment                              (2,871,154)              (2,149,305)
                                                                 -----------              -----------
  Net cash  provided by investing activities                      (2,705,893)              (2,040,270)
                                                                 -----------              -----------

  Financing activities:
  Proceeds of long-term debt                                            --                  2,551,956
  Repayments of long term debt                                      (818,254)                (672,501)
  Other                                                             (193,401)                 (79,424)
                                                                 -----------              -----------
  Net cash (used in) financing activities                         (1,011,655)               1,800,031
                                                                 -----------              -----------

       Net (decrease) in cash                                     (2,718,453)                 758,098

  Cash and cash equivalents at beginning of period                 2,267,813                3,026,607
                                                                 -----------              -----------

  Cash and cash equivalents at end of period                     $  (450,640)             $ 3,784,705
                                                                 ===========              ===========

  Supplemental cash flow information:
       Interest paid                                             $   386,296              $   164,986
       Income taxes paid                                         $   459,753              $   423,471

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


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

2.       Earnings Per Common Share
         Earnings per common share amounts are based on the weighted average number of shares of common stock outstanding during the three and nine month periods ending March 31, 1998 and 1997. Stock options and warrants did not impact earnings per share each quarter as they were anti-dilutive.

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

3.       Litigation
         In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations

         Revenues for the quarter ended March 31, 1998 were $8,850,579, a decrease of $97,207 or 1.1% compared to revenues of $8,947,786 in the corresponding quarter last year. Revenues for the nine month period ended March 31, 1998 were $27,400,357 an increase of $1,471,889 or 5.7% compared to the corresponding period in 1997. These changes were the result of normal additions and terminations of customer accounts, and revenues from the Company's Collegeville Inn Conference and Training Center, which opened on September 14, 1997.

         Gross Profit for the current quarter amounted to $1,732,678 (19.6% of revenues) for a decrease of $47,052 or 2.7%, compared to the third quarter last year. For the nine month period ended March 31,1998, Gross Profit totaled $5,189,971 (18.9% of revenues), compared to $4,949,357 (19.1% of revenues) for the same period last year.

         General and administrative expenses for the current quarter were 20.2% of revenues, compared to 16.7% of revenues for the same quarter last year, an increase of $296,230 or 19.9%. For the nine month period , general and administrative expenses were 18.0% of revenues, compared to 15.8% for the same period last year. These increases are the result of costs associated with the Collegeville Inn Conference and Training Center during its initial months of operation.

         Other income (expense) for the three month period totaled $5,712 compared to $12,898 for the same period last year. For the nine months ended March 31,1998, other income (expense) was ($71,080) compared to $6,369 for the corresponding period last year. The increase in interest expense is attributable to the increased debt, including $3,560,548 of Industrial Development bonds, issued in December 1996, used to finance construction of the Collegeville Inn Conference and Training Center.

         Net income after taxes for the quarter ended March 31, 1998 was $35,963 compared to net income of $170,574 for the corresponding quarter last year, a decrease of 78.9%. Earnings per share for the current quarter were $0.01 compared to $0.06 for the same quarter last year. For the nine month period ended March 31,1998, net income was $140,006 as compared to $469,492 for the corresponding period last year, a decrease of 70.2%. Earnings per share for the nine month period were $.05 as compared to $.16 for the corresponding period last year. Excluding the operating results for the Collegeville Inn Conference and Training Center during its initial months of operation, net income would have increased $ 378,712 over the same quarter last year, for an increase of $0.13 per share. For the nine month period, net income would have increased $610,180, for an increase $0.21 per share.

Liquidity and Capital Resources

         At March 31, 1998 the Company had working capital of $1,627,732. As of June 30, 1997 the Company had working capital of $2,803,074. The decrease in working capital between June 30, 1997 and March 31, 1998 is principally attributable to expenses associated with the Company's contract with Service America Corporation and capital expenditures relating to the development of the Collegeville Inn Conference and Training Center. The Company believes that it will not have to make any additional material commitments for capital expenditures in the future for the Collegeville Inn Conference and Training Center and its contact with Service America Corporation.

         Operating Activities. Cash provided by operations for the nine months ended March 31, 1998 was $999,095 compared to $998,337 provided by operations for the nine months ended March 31, 1997. Decreases in accounts receivable of $415,753 and accounts payable of $259,109, were primarily responsible for the difference between the periods being compared.

         Investing Activities. Investing activities utilized $2,705,893 in cash during the nine month period compared to $2,040,270 in cash utilized in the same period last year. Current fiscal year investing activities included $2,442,843 in purchases of property and equipment at the Collegeville Inn Conference and Training Center.

         Financing Activities. The nine month period financing activities utilized $1,011,655 in cash compared to $1,800,031 in the same period last year. The primary financing activities were repayment of long term debt, which utilized $818,254 in cash, and purchases of treasury stock, which utilized $98,586 in cash.

         Capital Resources. The Company has certain credit facilities with its bank, including a line of credit and one term loan. The Company issued two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As of March 31, 1998, the Company has approximately $1,500,000 available on its line of credit. The Company is current with all its obligations to its bank and on its bonds and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures and believes that its cash from operations, existing balances, and available credit line are adequate for the near term to satisfy the needs of its operations and to fund continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

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



Date:  May 14, 1998