Form 10-K
period 1998-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1998-09-29
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark  One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
         For the fiscal year ended June 30, 1998
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) (NO FEE REQUIRED)

         For the transition period from _____ to _____

                         Commission file Number 0-19824
                      NUTRITION MANAGEMENT SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                         23-2095332
      ------------                                         ----------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

      725 Kimberton Road, Kimberton, Pennsylvania                      19442
      -------------------------------------------                      -----
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

                            (Cover page 1 of 2 pages)

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanges Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of September 21, 1998 was approximately $3,521,887.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 21, 1998, there was outstanding 2,859,569 shares of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the Registrant's Class B Common Stock, no par value.


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

               On May 31, 1994, the Company purchased twenty-two (22) acres of land containing a 40,000 square foot building formerly used as a restaurant and banquet facility. The Company has recently renovated the property to serve as a comprehensive training facility for Company employees. In addition, the facility will serve as a showroom for prospective customers who will be able to observe the Company's programs for nursing and retirement home dining and hospital cafeteria operations. In September 1997, the Company opened the retail restaurant portion of the Collegeville Inn Conference & Training Center. In
connection therewith, the Company expended approximately $6,000,000 in renovation work. The revenue from the restaurant operation will be used to defray the costs and expenses of the training facility. The restaurant is managed by experienced professionals employed by and recruited by the Company. The remaining three divisions of the project are expected to open by the second quarter of fiscal 1999. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investing Activities" for a description of the costs relating to the renovation work.

         Financial Information About Industry Segments

                  See Note N on page 23 of the Financial Statements.

         Description of Services

               The Company provides contract food service to continuing care facilities, hospitals, and retirement communities. The Company provides complete management and supervision of the dietary operations in its customers' facilities through the use of on-site management staff, quality and cost-control programs, and training and education of dietary staff. The Company's operational districts are supported by Regional Managers, District Managers, registered dietitians and quality assurance staff.

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

         Service Agreements

               The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 1998 the Company provided services under various service agreements at 103 facilities. At certain of these facilities, the Company has contracts to provide vending services in addition to the contract to provide food services. Most of these contracts have one year terms and are automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

               The following table shows the number of customer accounts maintained by the Company during each of the last three fiscal years:


                                            1998              1997              1996
                                            ----              ----              ----

         Agreements in effect at
         beginning of fiscal year             102               92                95

         New agreements during
         the fiscal year                      23                24                10

         Contracts canceled during
         the fiscal year                      22                14                13
                                              --                --                --

         Agreements in effect at the
         end of the fiscal year              103                102               92
                                             ---                ---               --

               In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon. Historically, the Company has not incurred any significant losses related to amounts not collected for services rendered.

         Major Customer

               In fiscal 1998, 15% of the Company's revenues were derived from sales to one customer. The loss of such customer could have a material adverse affect on the Company's results of operations in fiscal 1999.

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

         Employees

               At June 30, 1998, the Company employed a total of approximately 657 employees. Approximately 268 of those employees serve in various executive, management, administrative, quality assurance and sales capacities. The remaining 389 employees are primarily dietary workers. A small percentage of the Company's dietary workers were covered by collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

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

               The Company owns approximately twenty-two acres of land in Collegeville, Pennsylvania, upon which construction was completed in 1997. The Company renovated an existing 40,000 square foot building to serve as a training facility and restaurant.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Class A Common Stock No Par Value, (the "Class A Common Stock") is traded on the NASDAQ Small Cap Market ("NASDAQ").

                  The following table shows the range of high and low bid quotations as reported by NASDAQ for the quarters ending during the last two fiscal years for the Class A Common Stock:

                  Fiscal 1998               High              Low
                  -----------               ----              ---
                  First Quarter           1 11/16         1  11/16
                  Second Quarter          1  5/8          1  17/32
                  Third Quarter           1  3/4          1  3/4
                  Fourth Quarter          1  9/16         1  9/16

                  Fiscal 1997               High              Low
                  -----------               ----              ---
                  First Quarter           2               1 7/16
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

         Holders

                  As of September 11, 1998, there were approximately fifty-six holders of record of the Class A Common Stock. It is estimated that there are in excess of 500 beneficial holders of record.

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


                                                      Years ended June 30

                            1998             1997          1996            1995             1994
                            ----             ----          ----            ----             ----
                                                                                         (as restated)
Revenue                  $36,156,074     $35,293,962    $35,138,432     $33,352,992       $31,464,440

Gross profit               6,629,399       6,782,040      6,801,924       6,337,036         5,711,775

Income from
Operations                    39,120       1,020,689        418,991         553,050         1,160,541

Other income
(Expense)                     79,608         242,383        128,563         (41,187)         (306,521)

Income before
effect
of accounting
change                         8,822         752,276        301,954         265,461           401,151
                         ============================================================================

Net Income               $     8,822     $   752,276    $   301,954     $   265,461       $   656,838
                         ============================================================================

Per share of common stock:

Income before effect of
accounting change             $0.00            $0.26          $0.10           $0.09             $0.13

Net Income                    $0.00            $0.26          $0.10           $0.09             $0.22
                         ============================================================================

Weighted average
common shares
outstanding               2,845,845        2,921,549      2,956,504       2,975,000         2,989,589
                         ============================================================================

                                            As of June, 30

                           1998              1997           1996            1995             1994
                           ----              ----           ----            ----             ----
                                                                                         (as restated)
Working  capital        $   213,754       $2,519,348     $3,921,140      $6,131,681       $ 6,518,916

Total Assets             19,210,840       20,381,557     16,962,352      16,366,159        15,556,388

Long-term debt            5,616,552        6,083,851      3,267,808       4,039,474         3,739,150

Shareholders'
    equity                6,876,095        6,972,153      6,309,595       6,037,329         5,771,868

              ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

         Year Ended June 30, 1998 Compared to year Ended June 30, 1997

                  Revenues for the year ended June 30, 1998 ("fiscal 1998") increased by 2.4% to $36,156,074 over revenues for the year ended June 30, 1997 ("fiscal 1997"). The increase results from revenues generated by the Collegeville Inn and Conference Center, growth within existing accounts as well as new accounts opened during the intervening period, offset by contracts canceled during the period.

                  Direct cost of operations for fiscal 1998 was $29,526,675, compared to $28,511,922 for similar expenses in fiscal 1997, an increase of $1,014,753 or 3.6%. This increase in direct costs is due to cost of living adjustments during the year and higher revenues described above.

                  Gross Profit for fiscal 1998 was 6,629,399, compared to $6,782,040, a decrease of $152,641 or 2.3%. This decrease is due to revenues increasing at a lesser percentage than direct expenses.

                  General and administrative expenses for fiscal 1998 were $5,191,218 or 14.4% of revenue, compared to $4,929,812 or 14.0% of revenue for fiscal 1997. These increases are due to additional administrative personnel being employed during the current year to support field operations and the Collegeville Inn and Conference Center.

                  Depreciation and amortization for fiscal 1998 was $869,422, compared to $651,539 for fiscal 1997. The increase of $217,883 or 33.4%, was largely attributable to the transfer of construction-in-progress to capital assets related to the Collegeville Inn and Conference Center.

                  Provision for doubtful accounts for fiscal 1998 was $529,639 as compared to $180,000 for fiscal 1997. The increase of $349,639 or 194.2% was attributable to the Company providing for additional past due accounts, especially those facilities in bankruptcy and terminated status.

                  Income from operations for fiscal 1998 was $39,120 or .1% of revenue compared to $1,020,689 or 2.9% of revenue for fiscal 1997, a decrease of $981,569. This decrease in operating income is primarily the result of the operating losses incurred by the Collegeville Inn Conference & Training Center.

                  Interest expense for fiscal 1998 was $391,861 or 1.1% of revenue, compared to $95,157 or .3% of revenue for fiscal 1997. This increase is primarily due from the issuance of two bonds for the Collegeville Inn Conference & Training Center in 1997.

                  For the foregoing reasons, net income before taxes for fiscal 1998 was $118,728 or .3% of revenue compared to $1,263,072 or 3.6% of revenue for fiscal 1997, a decrease of $1,144,344, or 90.1% from fiscal 1997.

                  Net income for fiscal 1998 was $8,822 or $0.00 per share as compared to $752,276 and $0.26 per share for fiscal 1997.


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

                  Provisions for doubtful accounts for fiscal 1997 was $180,000, compared to $153,283 for fiscal 1996. The increase of $26,717 or 17.4% was attributable to the increase in accounts receivable over 90 days for approximately six (6) accounts.

                  Income from operations for fiscal 1997 was $1,020,689 or 2.9% of revenue compared to $418,991 or 1.2% of revenue for fiscal 1996, an increase of $601,698 or 144%. This increase in operating income is primarily the result of the decrease in general and administrative expenses of approximately $600,000.

                  Interest expense for fiscal 1997 was $95,157 compared to $234,280 for fiscal 1996. This decrease of approximately $140,000 is a result of the increase in the amount of interest expense capitalized due to an increase in the weighted average investment in Collegeville Inn Conference & Training Center. Interest expense will increase in fiscal year 1997 with the opening of the Collegeville Inn Conference and Training Center.

                  Interest and other non-operating income for fiscal 1997 was $337,540 as compared to $362,843 for fiscal 1996. This decrease is due to a reduction of gains resulting from dispositions of fixed assets.

                  For the foregoing reasons, net income before taxes for fiscal 1997 was $1,263,072 or 3.6% of revenue compared to $547,554 or 1.6% of revenue for fiscal 1996, an increase of $715,518, or 130.7% from fiscal 1995.

                  Net income for fiscal 1997 was $752,276 or $0.26 per share as compared to $301,954 and $0.10 per share for fiscal 1996. This increase of approximately $450,000 is primarily from operations.

         Liquidity and Capital Resources

                  At June 30, 1998, the Company had working capital of $213,754 as compared to $2,519,348 at June 30, 1997. This decrease in working capital is primarily attributable to expenses relating to $6,000,000 of renovation work at the Collegeville Inn Conference & Training Center. The Company's holdings in cash, cash equivalents and marketable securities decreased by $2,136,296 during fiscal 1998 to $131,517. The Company believes that its existing cash and cash equivalents, investments, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

         Operating Activities

                  Cash provided by operations for fiscal 1998 and 1997 was $1,045,616 and $1,776,147 respectively. This is primarily attributable to the decrease in accounts payable and accrued expenses and the decrease in profitability due to the Collegeville Inn and Training Center's activities from 1997 to 1998.

         Investing Activities

                  Investing activities consumed $2,272,540 in cash during fiscal 1998 compared to $5,109,103 provided by investing activities for fiscal 1997. Investing activities for fiscal 1998 include capital expenditures in the amount of $2,852,748, of which $2,146,453 related to the renovation work at the Collegeville Inn Conference & Training Center. (See "Business - General Description of Business" for more discussion on the Collegeville Inn project). For fiscal 1997, investing activities included capital expenditure in the amount of $4,002,864, of which $3,848,361 related to the renovation work at the Collegeville Inn Conference & Training Center.

         Financing Activities

                  During fiscal 1998, financing activities provided a decrease of $909,372 in cash compared to an increase of $2,574,162 in cash from financing activities in fiscal 1997. The fiscal 1998 and 1997 financing activities primarily consisted of two bond issuances by the Montgomery County Industrial Development Authority. The total amount raised was $3,500,000, of which $2,600,000 has been used by the Company for the rehabilitation, reconstruction, installation, furnishing and equipping of a building to be used as a conference center, training center, a food manufacturing/processing and distribution center and a retail restaurant. The remaining approximately $900,000 is restricted as to use for the acquisition, construction, installation and renovation of certain equipment to be used in connection with a cook-chill system of batch food processing.

                  In addition, during fiscal 1997, the Company restructured its debt with its primary lender to increase its revolving credit facility to $4,000,000. Borrowings under the Revolving Credit facility were $2,529,553 at June 30, 1998. The Company intends to convert this debt to a five year term loan in December 1998.

         Capital Resources

                  The Company has certain credit facilities with its bank including a line of credit and three term loans. As of June 30, 1998, the Company had $1,470,447 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

                  A substantial portion of the Company's revenue are dependent upon the payment of its fees by customer health care facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

                  The Company has no other material commitments for capital expenditures and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the foreseeable future. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

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

         New Authoritative Pronouncements

                  The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the disclosures of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 14, of this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

                  The Audit Committee of the Board of Directors of the Registrant has dismissed Moore Stephens, P.C. ("Moore Stephens") as independent accountants to the Registrant and appointed Grant Thornton LLP as the new independent accountants to the Registrant. Moore Stephens' accountant's report on the financial statements of the Registrant for the past two years and any subsequent interim period through the date of dismissal did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Moore Stephens to report in response to item 304(a) of Regulation S-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

                  This information will be contained in the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

                  This information will be contained in the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

                  This information will be contained in the Proxy Statement of the Company for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS

                  This information will be contained in the Proxy Statements of the Company for the 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

(A)      1.       Consolidated Financial Statements

                  Reports of Independent Certified Public Accountants   F-3, 4

                  Consolidated Balance Sheets as of
                  June 30, 1998 and 1997                                   F-5

                  Consolidated Statements of Operations for
                  the Years Ended June 30, 1998, 1997 and 1996             F-6

                  Consolidated Statements of Stockholders'
                  Equity for the Years Ended June 30, 1998
                  1997 and 1996                                            F-7

                  Consolidated Statements of Cash Flows for
                  the Years Ended June 30, 1998, 1997 and
                  1996                                                     F-8

                  Notes to Consolidated Financial Statements        F-9 to F-23

                  Schedule of Valuation Accounts                           F-25

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

         4.1 Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the S-1).

         4.5 Registration Rights Agreement between the Company andKathleen Hill (Incorporated by reference to Exhibit 4.5 of the S-1).

         10.1 Employment Agreement between the Company andJoseph Roberts (Incorporated by reference to Exhibit 10.1 of the S-1).

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

         10.13 Agreement of Purchase and Sale between the Company and REVEST II Corporation, with Amendments. (Incorporated by reference to Exhibit 10.13, Annual Report on Form 10-K filed September 27, 1994).

         10.14 Loan Agreement between the Montgomery County Industrial Development Authority and Collegeville Inn Conference & Training Center, Inc. (a wholly-owned subsidiary of the Company). (Incorporated by reference to exhibit 10.14, annual report on Form 10-K Filed on September 27, 1997.)

         10.15 Trust Indenture between Montgomery County Industrial Development Authority and Dauphin Deposit Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 10.15, annual report on Form 10-K filed September 27, 1997.)

         10.16 Loan Agreement between Montgomery County Industrial Development Authority and Apple Fresh Foods Limited (a wholly-owned subsidiary of the Company). (Incorporated by reference to exhibit 10.16, annual report on Form 10-K Filed on September 27, 1997.)

         10.17 Trust Indenture between the Montgomery County Development Authority and Dauphin Deposit Bank and Trust Company, as Trustee. (Incorporated by reference to exhibit 10.17, annual report on Form 10-K Filed on September 27, 1997.)

         10.18 Loan Agreement between the Company and Corestates Bank, N.A. (Incorporated by reference to exhibit 10.18, annual report on Form 10-K Filed on September 27, 1997.)

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

                                     Nutrition Management Services Company
                                     (Registrant)

                                      /s/ Joseph V. Roberts
                                      ----------------------------------
                                      Joseph V. Roberts, Chief Executive Officer
                                             and Director


Date:  September 28, 1998

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 1998.

/s/ Joseph V. Roberts                       /s/ Kathleen A. Hill
--------------------------                  ------------------------------
Joseph V. Roberts, Chief                    Kathleen A. Hill, President and
Executive Officer and Director                       Director


/s/ Janet Paroo                             /s/ Samuel R. Shipley
--------------------------                  ------------------------------
Janet Paroo, Director                       Samuel R. Shipley, Director


/s/ Michael M. Gosman                       /s/ Michelle L. Roberts
--------------------------                  ------------------------------
Michael M. Gosman, Director                 Michelle L. Roberts

   FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED
                      PUBLIC ACCOUNTANTS

    NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES

                    June 30, 1998 and 1997

                                TABLE OF CONTENTS


                                                                        Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       3


       CONSOLIDATED BALANCE SHEETS                                        5

       CONSOLIDATED STATEMENTS OF OPERATIONS                              6

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                     7

       CONSOLIDATED STATEMENTS OF CASH FLOWS                              8

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         9


SUPPLEMENTAL INFORMATION

     SCHEDULE OF VALUATION ACCOUNTS                                      25

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Nutrition Management Services Company


         We have audited the accompanying consolidated balance sheets of Nutrition Management Services Company and its subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition Management Services Company and its subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for the year ended June 30, 1998, in conformity with generally accepted accounting principles.

         We have also audited the schedule of valuation accounts for Nutrition Management Services Company and its subsidiaries as of June 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





Philadelphia, Pennsylvania
September 18, 1998

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Nutrition Management Services Company
  Kimberton, Pennsylvania


         We have audited the accompanying consolidated balance sheets of Nutrition Management Services Company and its subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition Management Services Company and its subsidiaries as of June 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

         We have also audiated the schedule of valuation accounts for Nutrition Management Services Company and its subsidiaries as of June 30, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                     /s/ MOORE STEPHENS, P.C.
                                     ------------------------
                                         MOORE STEPHENS, P.C.

Cranford, New Jersey
September 10, 1997

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                    June 30,

                  ASSETS                                                                          1998             1997
                                                                                                  ----             ----

Current assets
    Cash and cash equivalents                                                              $     131,517     $  2,267,813
    Accounts receivable (net of allowance for doubtful accounts of $702,406 and
       $531,428 in 1998 and 1997, respectively)                                                5,665,739        5,900,572
    Unbilled revenue                                                                             201,950          244,107
    Notes and leases receivable                                                                      -            202,124
    Deferred income taxes                                                                        469,797          599,000
    Inventory and other                                                                          336,380          409,068
                                                                                            ------------     ------------
                  Total current assets                                                         6,805,383        9,622,684
                                                                                             -----------      -----------
Property and equipment - net                                                                   9,959,691        1,203,429
                                                                                             -----------      -----------
Construction in progress                                                                         427,084        6,939,702
                                                                                            ------------      -----------
Other assets
    Restricted cash                                                                              906,838        1,096,076
    Long-term accounts receivable (net of allowance for doubtful
    accounts of $-0- and $57,509 in 1998 and 1997, respectively)                                     -             50,815
    Investment in contracts (net of accumulated amortization of $1,630,859 and
       $1,278,561 in 1998 and 1997, respectively)                                                 90,630          427,928
    Lease receivable                                                                                 -            157,952
    Advances to officers                                                                         289,623          281,026
    Deferred income taxes                                                                        453,209          233,000
    Bond issue costs                                                                             268,260          281,826
    Deferred costs and other assets                                                               10,122           87,119
                                                                                           -------------    -------------
                  Total other assets                                                           2,018,682        2,615,742
                                                                                             -----------      -----------
                                                                                             $19,210,840      $20,381,557
                                                                                              ==========       ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                                        $   407,311      $   744,504
    Accounts payable                                                                           4,984,804        4,322,662
    Accrued expenses                                                                             375,238          757,286
    Accrued payroll                                                                              440,356          460,898
    Accrued professional                                                                         226,288          392,012
    Accrued income taxes                                                                           5,092          232,521
    Other                                                                                        152,540          193,453
                                                                                             -----------     ------------

                  Total current liabilities                                                    6,591,629       7,103,336
                                                                                             -----------     -----------
Long-term liabilities
    Long-term debt - net of current portion                                                    5,616,552       6,083,851
    Other                                                                                        126,564          222,217
                                                                                            ------------     ------------
                  Total long-term liabilities                                                  5,743,116        6,306,068
                                                                                            ------------      -----------
Commitments and contingencies                                                                        -                 -
                                                                                            ------------      ----------
Stockholders' equity
    Undesignated preferred stock - no par, 2,000,000 shares authorized,
       none outstanding                                                                              -                -
    Common stock
       Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
          2,742,734 and 2,797,665 outstanding in
          1998 and 1997, respectively                                                          3,801,926        3,801,926
       Class B - no par, 100,000 shares authorized; 100,000 shares issued
          and outstanding                                                                             48               48
    Retained earnings                                                                          3,600,032        3,591,210
                                                                                             -----------      -----------
                                                                                               7,402,006        7,393,184
    Less treasury stock - (common - Class A:  257,266 and 202,335, shares in
       1998 and 1997, respectively) - at cost                                                   (525,911)        (421,031)
                                                                                            ------------     ------------
                  Total stockholders' equity                                                   6,876,095        6,972,153
                                                                                             -----------      -----------
                                                                                             $19,210,840     $ 20,381,557
                                                                                              ==========      ===========

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,


                                                                               1998              1997             1996
                                                                          --------------    --------------   ---------

Food service revenue                                                       $36,156,074      $ 35,293,962      $35,138,432

Cost of operations
    Payroll and related expenses                                            14,864,985        13,918,106       13,128,099
    Other costs of operations                                               14,661,690        14,593,816       15,208,409
                                                                            ----------        ----------       ----------

                  Cost of operations                                        29,526,675       28,511,922        28,336,508
                                                                            ----------       ----------        ----------

                  Gross profit                                               6,629,399         6,782,040        6,801,924
                                                                           -----------       -----------      -----------

Expenses
    General and administrative expenses                                      5,191,218         4,929,812       5,608,365
    Depreciation and amortization                                              869,422           651,539          621,285
    Provision for doubtful accounts                                            529,639           180,000          153,283
                                                                          ------------      ------------     ------------

                  Expenses                                                   6,590,279         5,761,351        6,382,933
                                                                           -----------       -----------      -----------

                  Income from operations                                        39,120         1,020,689          418,991
                                                                            ----------        ----------       ----------

Other income (expenses)
    Interest expense                                                          (391,861)          (95,157)        (234,280)
    Interest income                                                            194,727           309,158          292,819
    Other                                                                      276,742            28,382           70,024
                                                                            ----------     -------------    -------------

                  Other income - net                                            79,608           242,383          128,563
                                                                            ----------      ------------     ------------

Income before income taxes                                                     118,728        1,263,072           547,554

Income tax expense                                                             109,906          510,796           245,600
                                                                            ----------     -------------     ------------

                  Net income                                               $     8,822      $   752,276       $   301,954
                                                                            ==========      ============     ============

                  Net income per share - basic and diluted                 $       .00      $      0.26       $      0.10
                                                                            ==========      ===========      ============
                  Weighted average number of shares                          2,845,845        2,921,549         2,956,504
                                                                            ==========       ===========       ==========


The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              Years ended June 30,


                                   Class A                  Class B
                                Common stock             Common stock                        Treasury stock
                        -------------------------   ----------------------------------    --------------------            Total
                         Number                     Number                   Retained     Number                      stockholders'
                        of shares        Amount     of shares     Amount     earnings     of shares     Amount            equity
                        ---------     ----------    ----------    -------    ---------    ----------------------      -------------


Balance - June 30,
    1995                 2,875,000    $3,801,926     100,000     $   48      $ 2,536,980    (125,000)   $(301,625)     $ 6,037,329

Sale of 12,500
    Treasury shares
      of Class A stock      12,500          -           -             -             -         12,500       25,000           25,000

Repurchase of
    company stock          (37,500)         -           -             -             -        (37,500)     (54,688)         (54,688)

Net income                    -             -           -             -          301,954        -            -             301,954
                         ---------    ----------  ---------- --------------  -----------  ----------    ---------     ------------


Balance - June 30,
1996                     2,850,000     3,801,926    100,000            48      2,838,934    (150,000)    (331,313)       6,309,595

Repurchase of
    company stock          (52,335)         -           -              -            -       (52,335)      (89,718)         (89,718)

Net income                    -             -           -              -         752,276       -             -             752,276
                         ---------    ----------  ---------- --------------  -----------  ----------    ---------     ------------

Balance - June 30,
    1997                 2,797,665     3,801,926   100,000             48      3,591,210    (202,335)    (421,031)       6,972,153

Repurchase of
    company stock          (54,931)         -           -             -             -        (54,931)    (104,880)        (104,880)

Net income                    -             -           -             -            8,822        -            -               8,822
                         ---------    ----------  ---------- --------------  -----------  ----------    ---------     ------------

Balance - June 30,
    1998                 2,742,734    $3,801,926   100,000       $   48      $ 3,600,032    (257,266)   $(525,911)     $ 6,876,095
                         =========    ==========  ========== ==============  ==========   ==========    =========     ============




The accompanying notes are an integral part of this statement.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,


                                                                                 1998             1997            1996
                                                                            --------------    ---------         ---------

Operating activities
    Net income                                                           $       8,822       $  752,276      $   301,954
    Adjustments to reconcile net income to net cash provided by
          (used for) operating activities
      Depreciation and amortization                                            869,422          651,539          621,285
      Amortization of bond costs                                                13,566               -                -
      Provision for bad debts                                                  529,639          180,000          153,283
      Amortization of deferred gain                                            (26,372)          (26,372)         (26,372)
      Provision for deferred taxes                                            (254,967)         (333,000)        (156,000)
      Amortization of lease receivable                                             -             (28,438)         (44,460)
      Gain on sale of fixed assets                                                 -                 -            (43,472)
    Changes in assets and liabilities
      Accounts receivable                                                     (294,806)         (217,467)        (618,087)
      Notes receivable                                                          15,261           637,057          199,129
      Unbilled revenue                                                          42,157            29,025           64,544
      Accounts payable                                                         662,142          (719,363)       1,084,369
      Accrued professional and expenses                                       (547,772)          752,244           42,820
      Accrued payroll                                                          (20,542)          (10,908)          57,844
      Accrued income taxes                                                     (63,468)          187,458          (34,863)
      Other                                                                    112,534           (77,904)         27,026
                                                                           -----------     -------------     -----------
                  Net cash provided by operating activities                  1,045,616         1,776,147       1,629,000
                                                                            ----------        ----------      ----------
Investing activities
    Payment of mortgage receivable from related party                              -                 -             55,577
    Proceeds from sale of marketable securities                                    -                 -         2,970,099
    Purchase of property and equipment                                        (706,295)         (154,503)        (188,780)
    Construction in progress expenditures                                   (2,146,453)       (3,848,361)      (2,484,021)
    Proceeds from sale of fixed assets                                             -                 -             71,645
    Transfers from (to) restricted cash                                        189,238          (949,249)             -
    Other                                                                       18,353          (296,079)         53,517
    Payment of lease receivable                                                287,023           144,790         157,953
    Advances to employees and officers                                           8,597           (18,611)        (133,305)
    Deferred costs                                                              76,997            12,910          251,719
                                                                            ----------      ------------     ------------
                  Net cash (used in) provided by investing activities       (2,272,540)       (5,109,103)         754,404
                                                                            ----------       -----------      -----------
Financing activities
    Proceeds from long-term borrowings                                             -           3,560,547         125,000
    Repayment of long-term borrowings                                         (804,492)         (896,667)        (896,667)
    Purchase of treasury stock                                                (104,880)          (89,718)         (54,688)
    Sale of treasury stock                                                         -                 -             25,000
                                                                            ----------       -----------      -----------
                  Net cash (used in) provided by financing activities         (909,372)        2,574,162         (801,355)
                                                                            ----------       -----------      -----------
                  Net (decrease) increase in cash and cash equivalents      (2,136,296)         (758,794)       1,582,049
Cash and cash equivalents - beginning of years                               2,267,813         3,026,607       1,444,558
                                                                            ----------       -----------     -----------
Cash and cash equivalents - end of years                                   $   131,517      $  2,267,813    $  3,026,607
                                                                            ==========       ===========     ===========
Supplemental disclosures of cash flow information
    Cash paid during the years for
      Interest (net of amounts capitalized)                                 $   391,860      $    100,987     $    234,280
      Income taxes                                                          $         -      $    674,903     $    250,000

Supplemental disclosure of non-cash investing and financing activities
    During the year ended June 30, 1998 and 1997, the company exchanged accounts receivable and property and equipment of approximately $-0- and $500,873, respectively, for a note receivable.


The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


NOTE A - ORGANIZATION AND BUSINESS

    Nutrition Management Services Company (the Company) was organized on March 28, 1979, to provide professional management expertise and food services to continuing care and health care facilities in the domestic United States. The Company competes mainly with regional and national food service management companies as well as self-managed departments. Apple Management Services (Apple Management), a wholly-owned subsidiary, was organized on November 25, 1991, to provide management service expertise. The Collegeville Inn Conference and Training Center, Inc. (Collegeville Inn located in Lower Providence Township, Pennsylvania), a wholly-owned subsidiary, was organized on April 29, 1994. This facility opened in September 1997 and is used as a showroom for prospective customers, comprehensive training facility, and retail restaurants. Apple Fresh Foods, Ltd. (Apple Fresh Foods), was organized on November 14, 1997, to develop a cook-chill food preparation technology for use in the Company's food service business. Apple Fresh Food's operation is located in the Collegeville Inn. Apple Management and Apple Fresh Foods were not operational as of June 30, 1998.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Financial Statement Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's primary estimate is its allowance for doubtful accounts.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of SFAS No. 131 will not have a material effect on the presentation of the Company's financial position or results of operations.

    2.  Cash and Cash Equivalents

    Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

    3.  Unbilled Revenue

    Unbilled revenue represents amounts for services provided, but not billed as of the balance sheet date.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  Inventory

    Inventory, which consists primarily of food, is stated at the lower of cost (first-in, first-out method) or market. Inventory of $226,002 and $304,579 has been included in inventory and other as of June 30, 1998 and 1997, respectively.

    5.  Property and Equipment

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term.

    Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1998, management expects these assets to be fully recoverable.

    Construction in progress was stated at cost and represented costs incurred in the construction of the Collegeville Inn's facilities. No depreciation was provided on construction in progress, and costs incurred were transferred to property and equipment in September 1997 and is being depreciated accordingly. As of June 30, 1998, the balance remaining in the construction in progress pertained solely to the construction of equipment for Apple Fresh Foods.

    6.  Investment in Contracts

    During 1993, the Company entered into an agreement for the acquisition of various service facility contracts. The costs associated with this acquisition were capitalized and are being amortized over a period of five years using the straight-line method. During the years ended June 30, 1998, 1997 and 1996, amortization expense was $352,298, $341,298 and $341,298, respectively.

    7.  Deferred Financing Costs

    Debt financing costs incurred in connection with the bonds payable are deferred and amortized, using the interest method, over the term of the related debt and are classified as other assets on the balance sheet.







                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    8.  Accounting for Stock-Based Compensation

    Effective July 1, 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company's employee stock option plan is accounted for under APB Opinion 25.

    9.  Income Taxes

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

    10.  Earnings Per Share

    During 1998, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    Options to purchase 126,750, 316,250 and 336,250 shares of common stock at $4.00 per share were outstanding during 1998, 1997 and 1996, respectively. Also, 100,000 shares of underwriter options at $7.00 per share were outstanding at June 30, 1996. They were not included in the computation of diluted earnings per share because the option price is greater than the average market price. For year ended June 30, 1996, disputed options of 112,500 shares were also excluded from the calculation of earnings per share, (see note J).

    11.  Advertising Costs

    It is the Company's policy to expense advertising costs in the period in which they are incurred.

    12.  Reclassification

    Certain 1997 and 1996 items have been reclassified to conform to the current year presentation.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997




NOTE C - PROPERTY AND EQUIPMENT

    The following details the composition of property and equipment.


                                                                      Estimated
                                                                     useful lives                1998             1997
                                                                     ------------           -------------     --------

       Property and equipment
           Land                                                           -                $     497,967     $    497,967
           Building                                                      40                    7,427,415              -
           Machinery and equipment                                      2-8                    2,357,354        1,481,032
           Furnitures and fixtures                                      2-8                      651,557              -
           Other, principally autos and trucks                          2-10                     428,003          193,605
                                                                                            ------------       ----------
                                                                                              11,362,296        2,172,604
           Less accumulated depreciation                                                       1,402,605          969,175
                                                                                             -----------       ----------

                                                                                            $  9,959,691      $ 1,203,429
                                                                                             ===========       ==========


    Depreciation expense amounted to $609,104, $310,241 and $299,978 for the years ended June 30, 1998, 1997 and 1996, respectively.

    The Company capitalized interest costs of $86,266, $366,492 and $164,702 for the years ended 1998, 1997 and 1996, respectively, for qualifying construction projects. Total interest costs incurred before recognition of the capitalized amounts were $418,919, $461,649 and $398,982 for the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE D - RESTRICTED CASH

    At June 30, 1998 and 1997,  the  Company  had  $906,838  and  $1,096,076  of
    restricted cash, respectively, of which $-0- and $154,782, respectively, is held in escrow in connection with the acquisition of various service facility contracts. The remaining balance is attributable to the Industrial Revenue Bond proceeds of $1,000,000 to finance the acquisition, construction, installation and renovation of certain equipment to be used in connection with a cook-chill system of batch food processing; and the payment of a portion of the costs and expenses of issuing the Bonds.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997


NOTE E - LONG- TERM DEBT

    Long-term debt consisted of the following:


                                                                                                1998              1997
                                                                                           --------------    ---------
       Bankrevolving credit, interest due monthly at the bank's prime rate plus
           0.5%, secured by all corporate assets as well as a negative pledge on all assets; converts to
           a 5-year term loan in December 1998                                               $ 2,529,553      $2,529,553

       Notepayable, term loan incurred in connection with acquisition of various service facility contracts, payable in equal monthly installments of $53,334 plus interest of 7.5%, note is unsecured,
           matures on March 5, 1998                                                                  -           453,671

       Notepayable, term loan incurred in connection with purchased equipment, payable in equal monthly installments of $10,417 bearing interest at
           9.5%, matures in fiscal 1999; the acquired equipment is
           pledged as collateral                                                                  93,750          218,750

       Notepayable, term loan incurred in connection with the purchase of equipment payable in monthly installments of $10,972 bearing interest at 8.5%, matures in fiscal 1998;
           the acquired equipment is pledged as collateral                                           -             65,833

       Industrial Revenue Bonds (Collegeville Inn Projects)
           (see bonds payable)                                                                 2,430,560        2,560,548

       Industrial Revenue Bonds (Apple Fresh Foods Projects)
           (see bonds payable)                                                                   970,000        1,000,000
                                                                                              ----------       ----------
                                                                                               6,023,863        6,828,355
       Less current maturities                                                                   407,311          744,504
                                                                                              ----------      -----------

                                                                                             $ 5,616,552      $ 6,083,851
                                                                                              ==========       ==========


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997


NOTE E - LONG- TERM DEBT - Continued

    In December 1996, the Company executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit, totaling approximately $7,500,000. The revolving credit is available for two years, at which time it converts to a term loan, and the letters of credit are available for four years with annual renewals. At June 30, 1998, the Company has approximately $1,500,000 available under the revolving credit. Advances under the revolving credit are used for working capital purposes and the acquisition and renovation of the Collegeville Inn.

    These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. The covenants also include the maintenance of a certain current ratio, minimum net worth, minimum cash and cash equivalents balance and other ratios.

    The bank's prime rate at June 30, 1998, was 8.50%. All borrowing is from a single lender.

    Maturities of principal due in the following years are set forth below:

       Year ending June 30,

           1999                              $   407,311
           2000                                  570,700
           2001                                  621,400
           2002                                  670,800
           Thereafter                          3,753,652
                                              ----------

                                             $ 6,023,863

    Bonds Payable - In December 1996, the Company, through its subsidiaries, authorized two industrial revenue bond issues.

    Issue #I

    Title - Montgomery County Industrial Development Authority, $2,500,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (Collegeville Inn Project) Series of 1996.

    Rate - Variable, to a maximum of 17%

    Term - 20 years (2016)

    Purpose - Rehabilitate, furnish and equip the Collegeville Inn facility.



                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997


NOTE E- LONG- TERM DEBT - Continued

    Issue #2

       Title - Montgomery County Industrial Development Authority, $1,000,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (Apple Fresh Foods Ltd. Project) Series of 1996.

       Rate - Variable, to a maximum of 15%

       Term - 20 years (2016)

       Purpose - Develop a cook-chill food preparation technology.

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

    The sinking fund requirements are as follows:

                      Collegeville         Apple Fresh
                          Inn                 Foods            Total
                          ---                 -----            -----

       1999             $70,000            $ 35,000       $   105,000
       2000              75,000              35,000           110,000
       2001              80,000              40,000           120,000
       2002              85,000              40,000           125,000
       2003              90,000              40,000           130,000

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997


NOTE F - INCOME TAXES

    The components of income tax expense are:


                                                    1998               1997             1996
                                                ------------      -------------    ---------
       Current
           Federal                              $   128,064      $   618,839       $   267,900
           State                                     72,842          224,957           133,700
                                                -----------       ----------        ----------

                                                    200,906          843,796          401,600
                                                 ----------       ----------       ----------
       Deferred
           Federal                                  (69,000)        (266,000)         (121,000)
           State                                    (22,000)         (67,000)          (35,000)
                                                -----------      -----------      ------------

           Total deferred (benefit) expense         (91,000)        (333,000)         (156,000)
                                                -----------       ----------        ----------

                                                $   109,906      $   510,796       $   245,600
                                                 ==========       ==========        ==========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately:


                                                                                1998              1997
                                                                            ------------     ---------
       Deferred tax assets
           Provision for doubtful accounts                                  $   316,000      $   265,000
           Excess of tax over financial statement
               basis of investments in contracts                                342,000          228,000
           Deferred gains                                                        47,000           47,000
           Vacation accrual                                                     198,000          205,000
           Other compensation accrual                                            31,000           80,000
           Federal capital loss carryforwards                                    40,980           51,680
           Charitable cost`                                                      22,000              -
           Other                                                                 64,000          109,000
                                                                            -----------       ----------
           Gross deferred tax assets                                          1,060,980          985,680
           Deferred tax asset valuation allowance                               (40,980)         (51,680)
                                                                            -----------      -----------

           Total deferred tax assets                                          1,020,000          934,000

       Deferred tax liabilities
           Deferred costs capitalized for financial statement purposes     $     10,000     $     17,000

           Depreciation                                                          87,000           85,000
                                                                            -----------      -----------

           Total deferred tax liabilities                                        97,000          102,000
                                                                            -----------       ----------

           Net deferred tax assets                                          $   923,000      $   832,000
                                                                             ==========       ==========


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997

NOTE F - INCOME TAXES - Continued

    These amounts are classified in the balance sheet as follows:

                                                 1998              1997
                                             ------------     ---------

       Current asset                         $   470,000      $   599,000
       Non-current asset                         453,000          233,000
                                              ----------       ----------

                                             $   923,000      $   832,000
                                              ==========       ==========

    The following reconciles the tax provision with the U.S. statutory tax rates:


                                                    1998             1997             1996
                                                  -------         -------          ---------

       Income taxes at U.S. statutory rates        34.0%            34.0%             34.0%
       States taxes, net of federal tax benefit     28.1              7.3               9.5
       Nondeductible expenses                       44.5              0.6               1.4
       Decrease in valuation allowance              (9.0)               -                 -
       Other                                        (5.2)               -                 -
                                                  ------          -------           ------

                                                   92.4%            41.9%             44.9%
                                                 ======           ======            ======

    The Company has available federal capital loss carryforwards in the amount of $120,526, which expire in the year 2000. The Company has charitable contribution carryforwards in the amount of $47,000.

NOTE G - RELATED PARTY

    During 1992, the Company sold its building for a purchase price of $610,000 to a related party (a corporation wholly-owned by the principal stockholder of the Company). At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser. The sale resulted in a gain of $263,717, which has been deferred and will be amortized over the life of the lease. During each of the three years in the period ended June 30, 1998, the Company recognized a gain of $26,372. As of June 30, 1998 and 1997, the balance of the unamortized gain on the sale was $105,510 and $131,882, respectively.

    The Company leases its corporate office building from the above-mentioned related party. During the years ended June 30, 1998, 1997 and 1996, rent expense was $229,705, $195,178 and $178,651, respectively.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997




NOTE H - COMMITMENTS AND CONTINGENCIES

    1.  Operating Leases

    The Company leases real estate facilities from a corporation owned by a principal stockholder under operating leases. In addition to the minimum annual rentals, the lease requires additional rentals based upon increases in the consumer price index. These leases range from one to five years (see note G).

    The Company is also obligated under various operating leases for operating equipment for periods expiring through 2000. During the years ended June 30, 1998, 1997 and 1996, rent expense was $259,546, $216,778 and $228,211, respectively.

    Minimum annual rentals under non-cancellable operating leases subsequent to June 30, 1998, are as follows:

                                                   Operating        Real estate
    Year ending June 30,                           equipment        Facilities
    --------------------                           ---------        ----------

             1998                               $     74,869      $   199,862
             1999                                     74,430          199,862
             2000                                     16,238          199,862
             2001                                        -            199,862
             2002                                        -            199,862
             Thereafter                                  -                -
                                                 -----------  -------------

                                                 $   165,537      $   999,310
                                                  ==========       ==========

    2.  Purchase Commitment

    The Company has entered into a commitment to purchase a minimum of $5,000,000 in supplies between February 1995 and January 2000 from one of its vendors. If the Company does not meet this commitment during the term of the agreement, the agreement automatically extends until the minimum commitment is met. There is no penalty to the Company for its failure to meet the minimum purchase requirement during the agreement period. In exchange for this commitment, the vendor made a donation to the Company to be used to acquire equipment for the Collegeville Inn. The amount of the donation is being amortized over five years. In the event the agreement is terminated prior to January 2000, the Company is required to repay to the vendor a proportionate amount of the donation received.

    3.  Litigation

    In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997

NOTE I - STOCKHOLDERS' EQUITY

    1.  Class A Common Stock

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

    During the fiscal years ended June 30, 1998 and 1997, the Company repurchased 54,931 and 52,335 shares of common stock, respectively, for an aggregate price of $104,880 and $89,718, respectively. The repurchase price is recorded as a reduction of stockholders' equity.

    During fiscal year 1996, the Company sold from treasury 12,500 shares of Class A common stock for $25,000.

    2.  Class B Common Stock

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

    3.  Preferred Stock

    The Company is authorized to issue 2,000,000 shares of Preferred Stock, no par value, of which no shares have been issued. The Preferred Stock may be issued by the Company's Board of Directors from time to time in one or more series.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

    1.  Stock Options

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

    The following is a summary of transactions:


                                                             Number of
                                                              options                                         Weighted
                                                           outstanding                                        average
                                                             incentive        Non-qualified                   exercise
                                          Underwriters      stock options     stock options        Total       price
                                          ------------      -------------     -------------        -----       -----

       Outstanding at June 30, 1995          100,000           324,000            60,000          484,000    $  4.62
       Exercisable at June 30, 1995          100,000               -                 -            100,000      7.00

       Granted                                   -               7,000               -              7,000       4.00
       Forfeited/exercised                       -            (139,750)          (15,000)        (154,750)      4.00
                                          ----------   ---------------   ---------------       ----------      -----

       Outstanding at June 30, 1996          100,000           191,250            45,000          336,250       4.89
       Exercisable at June 30, 1996          100,000           184,250            45,000          329,250       4.91

       Granted                                   -              80,000               -             80,000       4.00
       Forfeited/exercised                  (100,000)              -                 -           (100,000)      7.00
                                          ----------   ---------------   ---------------       ----------      -----

       Outstanding at June 30, 1997              -             271,250            45,000          316,250       4.00
       Exercisable at June 30, 1997              -             185,650            45,000          230,650       4.00

       Granted                                   -              33,000               -             33,000       4.00
       Forfeited/exercised                       -            (207,500)          (15,000)        (222,500)      4.00
                                          ----------   ---------------   ---------------       ----------      -----

       Outstanding at June 30, 1998              -              96,750            30,000          126,750       4.00
       Exercisable at June 30, 1998              -              81,350            30,000          111,350       4.00

    All options were granted at exercise prices above market price. The exercise price was $4.00 per share for grants in 1998, 1997 and 1996, for the incentive stock options.

    The remaining contractual life of outstanding and exercisable options is approximately six years and five years, respectively.



                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997




NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

    Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the fair value methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

    Net income (loss) and net income per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123, are as follows:


                                                  1998           1997          1996
                                               --------       ---------      --------

       Net Income
           As reported                         $  8,822       $ 752,276      $ 301,954
           Pro forma                             (6,170)        709,488        278,024

       Per Share- basic and diluted
           As reported                         $   0.00       $   0.26       $    0.10
           Pro forma                           $   0.00           0.24            0.09

    These pro forma amounts, may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before July 1, 1995.

    The weighted average fair value of the stock options granted to employees used in determining the pro forma amounts is estimated at $.96, $.89 ad $3.42 during the years ended June 30, 1998, 1997 and 1996, using the Black-Scholes option-pricing model with the following assumptions used for grants in the fiscal year 1998, 1997 and 1996: dividend yields of 0%, expected volatility of 84%, expected useful life of 5 years for all three years and risk-free interest rate of 5.6% 6.7% and 5.8%, respectively.

    In November 1995, the Company was advised that a consultant believes that he and an entity controlled by him were granted options to purchase an aggregate 112,500 shares of common stock of the Company at an exercise price of $2.125 per share. The Company is not aware of any documentation supporting the grant of these stock options and is currently in the process of determining whether in fact such stock options were granted. Under the guidelines of the SFAS 123, the Company estimated that on a pro forma basis the Company's net income would have been reduced by an additional $92,000 or $0.03 per share for the fiscal year ended June 30, 1996, if these options were granted.



                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997




NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

    2.  Employee Stock Purchase Plan

    The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At June 30, 1997, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.


                                            1998               1997             1996
                                        ------------      -------------    ---------

       Aggregate purchase price        $     21,093       $    30,871        $  55,611
       Shares purchased                      12,691            21,388           37,126
       Employee participants                     23                40               34


NOTE K - DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a 401 (k) plan for all employees who have attained the age of twenty-one and have completed one year of service. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company can match 100% up to the first 6% of employee plan contributions. Participants are vested 20% for each year of service beginning after year 3 and are fully vested after seven service years. During the years ended June 30, 1998, 1997 and 1996, company contributions to the plan, which were charged to expense, amounted to $22,526, $25,976 and $25,398, respectively.

NOTE L - CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. A substantial portion of the Company's revenues are dependent upon the payment by customers who are dependent upon third-party payers, such as state governments, medicare and medicaid. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

    As of June 30, 1998, the Company has cash accounts with various financial institutions having high credit standings and periodically has cash balances subject to credit risk beyond insured amounts. As a consequence, it believes that its exposure to credit risk loss is limited. The Company does not require collateral and other security to support financial instruments subject to credit risk.

NOTE M - MAJOR CUSTOMERS

    The Company had sales to one customer representing approximately 15%, 13% and 12% of total revenues for the years ending June 30, 1998, 1997 and 1996, respectively. The loss of such customer could have a material adverse effect on the Company's future results of operations.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1998 and 1997




NOTE N - BUSINESS SEGMENTS

    Information about the Company's operations in different businesses for the year ended June 30, 1998 excluding intercompany transactions, is as follows:


                                                     Nutrition Management             Collegeville
                                                        Services Company                     Inn                 Total
                                                        ----------------                     ---                 -----

       Food service revenue                                  $34,780,125               $ 1,375,949            $36,156,074
       Net income (loss)                                       1,297,214                (1,288,392)                 8,822
       Total assets                                            7,964,135                11,246,705             19,210,840
       Capital expenditures                                       83,229                 2,769,519              2,852,748
       Depreciation/amortization expense                         587,158                   282,264                869,422

    Collegeville Inn was placed in service in September 1997; therefore, previous revenues, net income, and total assets were entirely attributable to Nutrition Management Services Company.

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.


                                                                         Fiscal 1998
                                                         September 30,     December 31,        March 31,           June 30,
                                                         -------------     ------------        ---------           --------

       Revenues                                           $ 9,128,381      $ 9,421,397       $ 8,850,579      $ 8,755,717
       Gross profit                                         1,752,923        1,704,370         1,732,678        1,439,428
       Net income (loss)                                       85,272           18,770            35,963         (131,183)
       Net income (loss) per share - basic
           and diluted                                    $      0.03      $      0.01       $       0.01    $      (0.05)


                                                                         Fiscal 1997
                                                          September 30,     December 31,        March 31,           June 30,
                                                          -------------     ------------        ---------           --------

       Revenues                                           $ 8,552,087      $ 8,428,595       $ 8,947,786      $ 9,365,494
       Gross profit                                         1,488,330        1,681,297         1,778,730        1,833,683
       Net income                                             124,493          174,425          170,574           282,784
       Net income per share - basic and diluted           $      0.04      $      0.06   $         0.06       $      0.10

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                             June 30, 1998 and 1997




The following sets forth the activity in the Company's valuation accounts:


                                                                         Notes and        Long-term
                                                       Accounts             lease         accounts
                                                       receivable        receivable       receivable
                                                       ----------        ----------       ----------

Balance at June 30, 1995                             $   381,669         $  121,448     $     57,509

     Provision for bad debts                              153,283               -                -

     Write-offs                                          (172,887)         (121,448)             -
                                                       ----------        ----------     ------------

Balance at June 30, 1996                                 362,065                -             57,509

     Provision for bad debts                              180,000               -                -

     Write-offs                                           (10,637)              -                -
                                                       ----------        ----------     ------------

Balance at June 30, 1997                                  531,428               -             57,509

     Provision for bad debts                              529,639               -                -

     Write-offs                                          (358,661)              -            (57,509)
                                                       ----------        ----------     ------------

Balance at June 30, 1998                             $    702,406        $      -       $        -
                                                       ==========        ==========     ============
