Form 10-Q
period 1998-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1998-11-17
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       or
/   /    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number 0-19824

                      Nutrition Management Services Company
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                      23-2095332
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

    Box 725, Kimberton Road, Kimberton, PA             19442
--------------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (610) 935-2050
                                                   -----------------

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

2,742,734 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 16, 1998.

                                TABLE OF CONTENTS


Part I.       Financial Information                                     Page No.

              Consolidated Balance Sheets of
              September 30, 1998 (unaudited) and June 30, 1998           2 - 3

              Consolidated Statements of Operations for the
              Three Months Ended September 30, 1998 (unaudited) and
              1997 (unaudited)                                             4

              Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 1998 (unaudited)
              and 1997 (unaudited)                                         5

              Notes to Financial Statements                                6

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  7 - 8

Part II.      Other Information                                           10

              Signatures                                                  11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           September 30,    June 30,

                                                                                                1998          1998
                                                                                                ----          ----
                                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                                                 $ 75,499    $   131,517
   Accounts receivable, net of allowance for doubtful
      accounts of $783,387 and $702,406, respectively.                                      5,455,287      5,665,739
   Unbilled  revenue                                                                          140,580        201,950
   Deferred income taxes                                                                      455,625        469,797
   Inventory and Other                                                                        455,028        336,380
                                                                                          -----------    -----------
Total current assets                                                                        6,582,019      6,805,383
                                                                                          -----------    -----------

Property and equipment, net                                                                10,325,061     10,386,775

Other assets:
   Restricted cash                                                                            922,835        906,838
   Advances to officers                                                                       292,373        289,623
   Investment in contracts, net of accumulated amortization of
    $1,658,667 and $1,630,859, respectively.                                                   62,822         90,630
   Deferred income taxes                                                                      575,709        453,209
   Bond issue costs                                                                           264,619        268,260
   Deferred costs and other assets                                                             10,122         10,122
                                                                                          -----------    -----------
Total assets                                                                              $19,035,560    $19,210,840
                                                                                          ===========    ===========


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           September 30,          June 30,
                                                                                               1998                1998
                                                                                               ----                ----
                                                                                            (unaudited)
Current liabilities:
     Accounts payable                                                                       $4,719,603      $ 4,984,804
     Accrued expenses                                                                          793,103          601,526
     Accrued payroll and related expenses                                                      425,669          440,356
     Current portion of long-term debt                                                         407,311          407,311
     Other                                                                                     289,660          157,632
                                                                                             ---------        ---------
Total current liabilities                                                                    6,635,346        6,591,629
                                                                                             ---------        ---------

Long-term debt, net of current portion                                                       5,584,682        5,616,552
Other                                                                                           89,220          126,564
                                                                                             ---------        ---------
Total long-term liabilities                                                                  5,673,902        5,743,116
                                                                                             ---------        ---------

Stockholders' equity:
     Undesignated preferred stock - no par, 2,000,000 shared authorized, none
     issued or outstanding.                                                                      -----            ----

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 and
       3,000,000 issued, 2,742,734 and  2,742,734 outstanding, respectively.                 3,801,926        3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding.                           48               48
     Retained earnings                                                                       3,450,249        3,600,032
                                                                                             ---------        ---------
                                                                                             7,252,223        7,402,006

     Less:  treasury stock (Class A common: 257,266 and 257,266
       shares, respectively) - at cost                                                        (525,911)        (525,911)
                                                                                            ---------        ----------
Total stockholders' equity                                                                   6,726,312        6,876,095
                                                                                             ---------       ----------

Total liabilities and stockholders' equity                                                 $19,035,560      $19,210,840
                                                                                           ===========      ===========


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              Three months ended
                                                                                                 September 30,
                                                                                           1998                 1997
                                                                                           ----                 ----
Revenues                                                                                  $9,115,066         $9,128,381

Operating costs and expenses
     Cost of services provided                                                             7,573,290          7,375,458
     General and administrative expenses                                                   1,580,968          1,559,749
                                                                                           ---------          ---------

Income/(loss) from operations                                                               (39,192)            193,174

Other income
     Other income                                                                             14,205             56,068
     Interest (expense)                                                                     (104,796)           (68,898)
                                                                                           ---------           --------

Income/ (loss) before income taxes                                                         (129,783)            180,344
Provision for income taxes                                                                   20,000              95,072
                                                                                           ---------           --------

Net income/ (loss)                                                                        ($149,783)        $    85,272
                                                                                          ==========        ===========

Earnings/(loss) per common share - basic and diluted                                         ($0.05)        $     0.03
                                                                                          ==========        ==========

Weighted average share outstanding                                                        2,742,734          2,866,619
                                                                                          ==========        ===========

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                       September 30,

                                                                                      1998               1997
                                                                                      ----               ----

Operating activities:
Net income/ (loss)                                                                 ($149,783)          $ 85,272
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   174,404            175,762
     Provision for doubtful accounts                                                  80,981             60,000
     Amortization of deferred gain                                                    (6,591)            (6,591)
     Amortization of bond costs                                                        3,641               ----
     Amortization of lease receivable                                                                    (6,474)
Changes in assets and liabilities:
     Accounts receivable                                                             129,471            240,607
     Deferred taxes                                                                 (108,328)            64,500
     Unbilled revenue                                                                 61,370             36,662
     Inventory and other                                                            (118,648)              ----
     Accounts payable                                                               (265,201)           699,911
     Accrued legal and expenses                                                      191,577           (242,856)
     Accrued payroll                                                                 (14,687)            41,551
     Other                                                                            94,684           (232,964)
                                                                                  ----------          ---------
Net cash provided by operating activities                                             72,890            915,380
                                                                                  ----------          ---------

Investing activities:
Advances to employees and officers                                                    (2,750)              (903)
Payment of lease receivable                                                             ----             39,488
Transfer restricted cash to/(from) cash                                              (15,997)             9,550
Acquisition of fixed assets                                                          (78,291)        (2,206,948)
                                                                                   ---------         ----------
Net cash (used in) investing activities                                              (97,038)        (2,158,813)
                                                                                   ---------         ----------

Financing activities:
Repayments of long term debt                                                        (154,370)          (224,706)
Advances from line of credit                                                         122,500               ----
Purchase of treasury stock                                                              ----            (48,521)
                                                                                    --------         ----------
Net cash (used in) financing activities                                              (31,870)          (273,227)
                                                                                    --------         ----------

     Net (decrease) in cash                                                          (56,018)        (1,516,660)

Cash and cash equivalents at beginning of period                                     131,517          2,267,813
                                                                                     -------         ----------

Cash and cash equivalents at end of period                                           $75,499           $751,153
                                                                                     =======         ==========

Supplemental cash flow information:
     Interest paid                                                                  $104,796           $116,628
     Income taxes paid                                                              $143,629           $292,184

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998. The financial information presented should be read in conjunction with the Company's financial statements that were filed under Form 10-K.

2.       Earnings Per Common Share

         Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ending September 30, 1998 and 1997. Stock options and warrants did not impact earnings per share each quarter as they were anti-dilutive.

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


Results of Operations

         Revenues for the quarter ended September 30, 1998 were $9,115,066, a slight decrease compared to revenues of $9,128,381 in the corresponding quarter last year. Revenues generated by the Collegeville Inn were approximately $264,000.

         Direct cost of operations for the quarter was $7,573,290, compared to $7,375,458 for similar expenses in the same period last year, an increase of $197,832 or 2.7%. This increase in direct costs is due to cost of living adjustments and higher food costs.

         Gross Profit for the quarter was $1,541,776, compared to $1,752,923, a decrease of $211,147 or 2.3%. This decrease is due to revenues increasing at a lesser percentage than direct expenses.

         General and administrative expenses for the quarter were 17.3% of revenue, compared to 17.1% of revenue for the same quarter last year, an increase of $21,219. The increase is the result of an increase in overhead associated with the new business start-up.

         Interest expense for the three-month period totaled $104,796 compared to $68,898 for the same period last year. The increase in interest expense is attributable to the increased debt, including $3,560,548 of Industrial Development bonds issued in December 1996, used to finance construction of the Collegeville Inn and additional short-term borrowings for working capital purposes.

         Net loss after taxes for the quarter ended September 30, 1998 was ($149,783) compared to $85,272 for the corresponding quarter last year. Loss per share for the current quarter was ($0.05) compared to earnings per share of $0.03 for the same quarter last year. The decrease in current quarter net income and earnings per share are the result of the increased costs associated with the start up of the Collegeville Inn. Excluding Collegeville Inn, net income would have increased approximately $209,800 for an earnings per share of $0.08

Liquidity and Capital Resources

         At September 30, 1998 the Company had working capital of ($53,327).

         Operating Activities. Cash provided by operations for the three months ended September 30, 1998 was $72,890 compared to $915,380 provided by operations for the three months ended September 30, 1997. A decrease in accounts payable of $265,201 and an increase in inventory of $118,648 were primarily responsible for the current quarter's activity.

         Investing Activities. Investing activities consumed $97,038 in cash in the current quarter compared to $2,158,813 in cash consumed in the same period last year. Prior year investing activities included $2,189,427 in purchases of property and equipment at the Collegeville Inn & Conference Center.

         Financing Activities. Current quarter financing activities consumed $31,870 in cash compared to $273,227 consumed in the same quarter last year. Repayment of long term debt consumed approximately $154,370 in cash during the current quarter. The Company also received working capital line of credit advances of $122,500 during the current quarter.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. The Company issued two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As of September 30, 1998, the Company has approximately $1,500,000 available on its line of credit. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, that, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures, including the Collegeville Inn & Conference Center, and believes that is cash from operations, existing balances, and available credit facilities are adequate for the foreseeable future to satisfy the needs of its operations and to fund continued growth.

Year 2000 Compliance

The Company is aware of the issues related to the Year 2000 that are associated with the programming code in existing computer systems. The "Year 2000 problem" may affect every computer operation to varying degrees. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause a system to fail. Management is in the process of working with technical support staff and software vendors to affirm that the Company is prepared for the Year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its customers could materially adversely affect the Company's business, operating results, financial condition and prospects.

Forward Looking Statements

This form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the adequacy of the Company's cash from operations, existing balances and available credit line. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

                  (a)  Exhibits                                       Exhibit 27

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




Date:  November 16, 1998