Form 10-Q
period 1998-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1999-02-16
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to _______________

                         Commission File Number 0-19824

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                          23-2095332
      ------------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

Box 725, Kimberton Road, Kimberton, PA                        19442
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (610) 935-2050
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

2,727,734 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of February 16, 1999.

                                TABLE OF CONTENTS


Part I.      Financial Information                                     Page No.

             Consolidated Balance Sheets of
             December 31, 1998 (unaudited) and June 30, 1998           2 - 3

             Consolidated Statements of Operations for the Three and
             Six Months Ended December 31, 1998 (unaudited) and
             1997 (unaudited)                                              4

             Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 1998 (unaudited)
             and 1997 (unaudited)                                          5

             Notes to Unaudited Consolidated Financial Statements          6

             Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 7 - 9

Part II.     Other Information                                            10

             Signatures                                                   11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            December 31,    June 30,
                                                                                              1998            1998
                                                                                            ------------    --------
                                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                                                 $ 13,853    $   131,517
   Accounts receivable, net of allowance for doubtful
      accounts of $843,387 and $702,406, respectively.                                      7,374,701      5,665,739
   Unbilled  revenue                                                                           48,333        201,950
   Deferred income taxes                                                                      469,797        469,797
   Inventory                                                                                  439,169        336,380
   Prepaid expenses                                                                           173,541          -----
                                                                                            ---------     ----------
Total current assets                                                                        8,519,394      6,805,383
                                                                                            ---------     ----------

Property and equipment, net                                                                10,250,867     10,386,775
                                                                                           ----------     ----------

Other assets:
   Restricted cash                                                                            946,349        906,838
   Advances to officers                                                                       333,265        289,623
   Investment in contracts, net of accumulated amortization of
    $1,691,137 and $1,630,859, respectively.                                                   30,352         90,630
   Deferred income taxes                                                                      453,209        453,209
   Bond issue costs                                                                           260,977        268,260
   Deferred costs and other assets                                                              4,962         10,122
                                                                                           ----------      ---------
Total other assets                                                                          2,029,114      2,018,682
                                                                                            ---------      ---------

Total assets                                                                              $20,799,375    $19,210,840
                                                                                          ===========    ===========





            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          December 31,       June 30,
                                                                                              1998             1998
                                                                                              ----             ----
                                                                                          (unaudited)
Current liabilities:
     Accounts payable                                                                       $5,972,143      $ 4,984,804
     Accrued expenses                                                                          856,274          601,526
     Accrued payroll and related expenses                                                      510,019          440,356
     Current portion of long-term debt                                                         141,250          407,311
     Other                                                                                     195,439          157,632
                                                                                             ---------       ----------
Total current liabilities                                                                    7,675,125        6,591,629
                                                                                             ---------       ----------

Long-term debt, net of current portion                                                       6,237,053        5,616,552
Other                                                                                          105,958          126,564
                                                                                             ---------      -----------
Total long-term liabilities                                                                  6,343,011        5,743,116
                                                                                             ---------      -----------

Stockholders' equity:
     Undesignated preferred stock - no par, 2,000,000 shared authorized, none
issued or outstanding.                                                                           -----           -----

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 and
       3,000,000 issued, 2,727,734 and  2,742,734 outstanding, respectively.                 3,801,926        3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding.                           48               48
     Retained earnings                                                                       3,520,176        3,600,032
                                                                                             ---------       ----------
                                                                                             7,322,150        7,402,006

     Less:  treasury stock (Class A common: 272,266 and 257,266
       shares, respectively) - at cost                                                        (540,911)        (525,911)
                                                                                            ----------       ----------
Total stockholders' equity                                                                   6,781,239        6,876,095
                                                                                            ----------       ----------

Total liabilities and stockholders' equity                                                 $20,799,375      $19,210,840
                                                                                           -----------      -----------


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended                Six months ended
                                                              December 31,                     December 31,
                                                          1998             1997             1998              1997
                                                          ----             ----             ----              ----
Food service revenue                                $9,996,543        $9,421,397         $19,111,609        $18,549,778

Cost of operations
     Payroll and related expenses                    3,756,574         4,131,532           7,659,991          7,921,093
     Other costs of operations                       4,389,645         3,585,495           8,059,518          7,171,392
                                                     ---------         ---------         -----------        -----------
          Cost of operations                         8,146,219         7,717,027          15,719,509         15,092,485
                                                     ---------         ---------          ----------        -----------
          Gross profit                               1,850,324         1,704,370           3,392,100          3,457,293
                                                     ---------         ---------          ----------         ----------

Expenses
     General and administrative                      1,399,793         1,242,203           2,749,790          2,575,519
     Depreciation and amortization                     176,776           286,276             347,747            425,551
     Provision for doubtful accounts                    60,000            60,726             120,000            147,884
                                                     ---------         ---------           ---------          ---------
          Expenses                                   1,636,569         1,589,205           3,217,537          3,148,954
                                                     ---------         ---------           ---------          ---------
          Income from operations                       213,755           115,165              74,563            308,339
                                                     ---------         ---------           ---------          ---------

Other income
     Other income                                        6,130            10,024              7,454             13,433
     Interest income                                    12,989            27,835             25,870             80,044
     Interest (expense)                               (132,947)         (101,371)          (237,743)          (170,269)
                                                     ---------          --------          ---------           --------
          Other expense - net                         (113,828)          (63,962)          (204,419)           (76,792)
                                                     ---------          --------          ---------           --------

Income (loss) before income taxes                       99,927            51,203            (29,856)           231,547
Provision for income taxes                              30,000            32,433             50,000            127,505
                                                     ---------          --------          ---------           --------

Net income (loss)                                    $  69,927          $ 18,770           ($79,856)          $104,042
                                                     =========          ========          =========           ========

Basic and diluted earnings
  (loss) per common share                            $     .03          $    .01             ($0.03)          $   0.04
                                                     ---------          --------          ---------          ---------

Weighted average share outstanding                   2,735,560         2,866,619          2,738,332          2,869,609
                                                    ==========         =========          =========          =========


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                     1998                    1997
                                                                                     ----                    ----
Operating activities:
Net income/ (loss)                                                                ($ 79,856)              $104,042
Adjustment to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                  347,747                425,551
     Provision for doubtful accounts                                                120,000                147,884
     Amortization of deferred gain                                                  (60,278)                 -----
     Amortization of bond costs                                                       7,283                  -----
     Amortization of unearned interest income                                          ---                 (16,714)
Changes in assets and liabilities:
     Accounts receivable                                                         (1,708,962)               328,859
     Notes receivable                                                                  ---                   4,546
     Prepaid expenses                                                              (173,541)               (71,934)
     Deferred income taxes                                                             ---                 (62,663)
     Unbilled revenue                                                               153,617                  -----
     Accrued income receivable                                                        -----                (11,660)
     Deferred costs                                                                   -----                 84,259
     Inventory and other                                                           (102,789)               (51,636)
     Accounts payable                                                               987,339                483,864
     Accrued legal and expenses                                                     254,748                 35,258
     Accrued payroll and taxes                                                       69,663                  -----
     Accrued income taxes                                                            (5,092)              (112,503)
     Other                                                                           22,849                (25,894)
                                                                                     ------                  -----
Net cash provided by (used in) operating activities                                (167,272)             1,261,259
                                                                                   ---------               -------
Investing activities:
Deferred costs                                                                        5,160                   ----
Advances to employees and officers                                                  (43,642)               (18,752)
Payment of lease receivable                                                            ----                 78,976
Transfer restricted cash to/(from) cash                                             (39,511)                 -----
Acquisition of fixed assets                                                        (211,839)            (2,603,682)
                                                                                   --------              ---------
Net cash (used in) investing activities                                            (289,832)            (2,543,458)
                                                                                   --------              ---------
Financing activities:
Repayments of long term debt                                                       (168,060)              (548,332)
Advances from line of credit                                                        522,500                -------
Purchase of treasury stock                                                          (15,000)               -------
Other                                                                               -------               (165,372)
                                                                                    -------            ------------
Net cash (used in) financing activities                                             339,440               (713,704)
                                                                                    -------            ------------
     Net (decrease) in cash                                                        (117,664)            (1,995,903)
Cash and cash equivalents at beginning of period                                    131,517              2,267,813
                                                                                    -------            ------------
Cash and cash equivalents at end of period                                          $13,853               $271,910
                                                                                    =======             ===========

Supplemental cash flow information:
     Interest paid                                                                 $237,743               $170,089
     Income taxes paid                                                             $143,629                $41,067

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.               Basis of Presentation

                 The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1999. The financial information presented should be read in conjunction with the Company's financial statements that were filed under Form 10-K.

2.               Earnings Per Common Share

                 Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month and six-month periods ending December 31, 1998 and 1997. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

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

Results of Operations

         Revenues for the quarter ended December 31, 1998 were $9,996,543, an increase of $575,146 or 6.1% compared to revenues of $9,421,397 in the corresponding quarter last year. Revenues for the six month period ended December 31, 1998 were $19,111,609 an increase of $561,831 and 3% compared to the corresponding period in 1997. The increases are a result of new contracts and revenues from the Company's Collegeville Inn & Conference Center, which opened on September 14, 1997.

         Cost of operations provided for the current quarter was $8,146,219, compared to $7,717,027 for similar expenses in the same period last year, an increase of $429,192 or 5.6%. For the six month period ended December 31, 1998, cost of operations provided were $15,719,509, compared to $15,092,485 for the same period last year, an increase of $627,024 or 4.2% compares to the corresponding period in 1997. These increases in costs of services provided are due to increased revenues during the same period.

         Gross Profit for the quarter was $1,850,324, compared to $1,704,370, an increase of $145,954 or 8.6%. As a percentage of revenue, gross profit increased from 18.1% in 1997 to 18.5% in 1998. This increase is due to revenues increasing at a greater percentage than direct expenses. For the six-month period ended December 31, 1998, gross profit was $3,392,100 versus $3,457,293 a decrease of $65,193.

         General and administrative expenses for the quarter were 16.4% of revenue, compared to 16.9% of revenue for the same quarter last year, an increase of $47,364. The increase is the result of an increase in overhead associated with the new business start-up.

         Interest expense for the three-month period totaled $132,947 compared to $101,371 for the same period last year. For the six-month period ended December 31, 1998, interest expense was $237,743 versus $170,269 in the corresponding period in 1997. The increases in interest expense are attributable to increased short-term borrowings for working capital purposes.

         Net income after taxes for the quarter ended December 31, 1998 was $69,927 compared to $18,770 for the corresponding quarter last year. Earnings per share for the current quarter was $0.03 compared to earnings per share of $0.01 for the same quarter last year. The increase in current quarter net income and earnings per share are the result of the improved income from operations in the Company's core business and reduced losses at the Collegeville Inn.

Liquidity and Capital Resources

         At December 31, 1998 the Company had working capital of $884,269.

         Operating Activities. Cash used in operations for the six months ended December 31, 1998 was $167,272 compared to $1,261,259 provided by operations for the six months ended December 31, 1997. A increase in accounts receivable of $1,708,962 and an increase in accounts payable of $987,339 were primarily responsible for the current quarter's activity.

         Investing Activities. Investing activities consumed $289,832 in cash in the current quarter compared to $2,543,458 in cash consumed in the same period last year. Prior year investing activities included $2,189,427 in purchases of property and equipment at the Collegeville Inn & Conference Center.

         Financing Activities. Current quarter financing activities consumed $117,664 in cash compared to $713,704 consumed in the same period last year. Repayment of long term debt consumed approximately $168,060 in cash during the current period. The Company also received working capital line of credit advances of $522,500 during the current period.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and three term loans. The Company issued two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As of December 31, 1998, the Company has approximately $950,000 available on its line of credit. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

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

NASDAQ Notification

The Nasdaq Stock Market has notified the Company that the Company is in violation of its requirement of maintaining a minimum of $1,000,000 of the market value of the public float. The Company has been advised that as a result of this failure, its Common Stock will be delisted from The Nasdaq Stock Market on February 23, 1999. To stay the delisting, the Company may request a hearing by the close of business on February 23, 1999. In addition, The Nasdaq Stock Market has notified the Company that it is in violation of a requirement that a listing company must maintain a closing bid price greater than or equal to $1.00. The Company has been provided ninety (90) calendar days in which to regain compliance with the minimum bid requirement and maintain its listing of common stock (NMSCA) on The Nasdaq SmallCap Market. To stay the delisting, the Company may request a hearing by the close of business on April 14, 1999.

If the Common Stock is delisted from The Nasdaq Stock Market, trading, if any, therein would thereafter be conducted on the OTC Bulletin Board and the Common Stock would be considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on The Nasdaq Stock Market or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the Securities and Exchange Commission would require broker-dealers to deliver to a purchaser of Common Stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Common Stock is traded on the OTC Bulletin Board and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Common Stock.

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









Date:  February 16, 1999