Form 10-Q
period 1999-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1999-05-17
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1999

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________

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

2,727,734 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of May 17, 1999.

                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION                                       PAGE NO.

           Consolidated Balance Sheets of
           March 31, 1999 (unaudited) and June 30, 1998                 2 - 3

           Consolidated Statements of Operations for the Three and
           Nine Months Ended March 31, 1999 (unaudited) and
           1998 (unaudited)                                                 4

           Consolidated Statements of Cash Flows for the
           Nine Months Ended March 31, 1999 (unaudited)
           and 1998 (unaudited)                                             5

           Notes to Financial Statements                                    6

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7 -10

Part II.   Other Information                                                11

           Signatures                                                       12

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            March 31,           June 30,
                                                                             1999                 1998
                                                                             ----                 ----
                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                             $   28,991          $  131,517
   Accounts receivable, net of allowance for doubtful
      accounts of $967,940 and $702,406, respectively.                    8,394,968           5,665,739
   Unbilled  revenue                                                        150,435             201,950
   Deferred income taxes                                                    469,797             469,797
   Inventory                                                                393,239             336,380
   Prepaid expenses                                                         114,874                  --
                                                                         ----------          ----------
Total current assets                                                      9,552,304           6,805,383
                                                                         ----------          ----------

Property and equipment, net                                              10,131,390          10,386,775
                                                                         ----------          ----------

Other assets:
   Restricted cash                                                          11,299              906,838
   Advances to officers                                                    312,871              289,623
   Investment in contracts, net of accumulated amortization of
    $1,696,784 and $1,630,859, respectively.                                24,705               90,630
   Deferred income taxes                                                   453,209              453,209
   Bond issue costs                                                        257,336              268,260
   Deferred costs and other assets                                          17,837               10,122
                                                                        ----------           ----------
   Total other assets                                                    1,077,257            2,018,682
                                                                       -----------          -----------

Total assets                                                           $20,760,951          $19,210,840
                                                                       ===========          ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,     June 30,
                                                                                   1999         1998
                                                                                   ----         ----
                                                                                (unaudited)
Current liabilities:
     Accounts payable                                                           $6,084,268    $ 4,984,804
     Accrued expenses                                                              411,871        601,526
     Accrued payroll and related expenses                                          553,613        440,356
     Current portion of long-term debt                                             110,000        407,311
     Other                                                                         248,876        157,632
                                                                                ----------    -----------
Total current liabilities                                                        7,408,628      6,591,629
                                                                                ----------    -----------


Long-term debt, net of current portion                                           6,487,053      5,616,552
Other                                                                               75,489        126,564
                                                                                ----------    -----------
Total long-term liabilities                                                      6,562,542      5,743,116
                                                                                ----------    -----------


Stockholders' equity:
     Undesignated preferred stock - no par, 2,000,000
       shared authorized, none issued or outstanding.                                   --             --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 and
       3,000,000 issued, 2,727,734 and  2,742,734 outstanding, respectively.     3,801,926      3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding.               48             48
     Retained earnings                                                           3,528,718      3,600,032
                                                                                ----------     ----------
                                                                                 7,330,692      7,402,006

     Less:  treasury stock (Class A common: 272,266 and 257,266
       shares, respectively) - at cost                                            (540,911)      (525,911)
Total stockholders' equity                                                       6,789,781      6,876,095
                                                                               -----------    -----------
Total liabilities and stockholders' equity                                     $20,760,951    $19,210,840
                                                                               ===========    ===========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended                     Nine months ended
                                                              March 31,                               March 31,
                                                       1999             1998                1999                 1998
                                                       ----             ----                ----                 ----

Food service revenue                                $9,711,904       $8,850,579         $28,823,513          $27,400,357

Cost of operations
     Payroll and related expenses                    3,851,386        3,844,528          11,511,377           11,765,621

     Other costs of operations                       4,185,211        3,273,373          12,244,729           10,444,765
                                                    ----------       ----------         -----------          -----------
          Cost of operations                         8,036,597        7,117,901          23,756,106           22,210,386
                                                    ----------       ----------         -----------          -----------
          Gross profit                               1,675,307        1,732,678           5,067,407            5,189,971
                                                    ----------       -----------        -----------          -----------

Expenses
     General and administrative                     1,338,737         1,534,235           4,082,993            3,996,916
     Depreciation and amortization                    152,629           317,495             500,376              703,726

     Provision for doubtful accounts                  140,000           (65,000)            265,534              235,041
                                                   ----------        -----------        -----------            ---------
          Expenses                                  1,631,366         1,786,730           4,848,903            4,935,683
                                                   ----------        ----------         -----------            ---------
          Income from operations                       43,941           (54,052)            218,504              254,288
                                                   ----------        ----------         -----------            ---------

Other income
     Other income                                      28,241            98,363              35,695              111,844

     Interest income                                   45,868            31,984              71,738              111,980

     Interest (expense)                              (109,508)         (124,635)           (347,251)            (294,904)
                                                   ----------         ----------        -----------            ---------
          Other expense - net                         (35,399)            5,712            (239,818)             (71,080)
                                                   ----------         ----------        -----------            ---------

Income (loss) before income taxes                       8,542           (48,340)            (21,314)             183,208

Provision for income taxes                                 --           (84,303)             50,000               43,202
                                                   ----------         ---------         -----------            ---------

Net income (loss)                                  $    8,542         $  35,963         $   (71,314)           $ 140,006
                                                   ==========         =========         ===========            =========

Basic and diluted earnings
  (loss) per common share                          $      .00         $     .01              ($0.03)           $    0.05
                                                   ==========         =========         ===========            =========

Weighted average share outstanding                  2,727,734         2,847,892           2,734,799            2,847,892
                                                   ==========         =========         ===========            =========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                  1999                   1998
                                                                                  ----                   ----
Operating activities:
  Net income/(loss)                                                          ($   71,314)            $   140,006
  Adjustment to reconcile net income to net cash used in
   operating activities:
       Depreciation and amortization                                             500,376                 703,726
       Provision for doubtful accounts                                           265,534                 207,338
       Amortization of deferred gain                                              65,925                     --
       Amortization of bond costs                                                 10,924                     --
       Amortization of unearned interest income                                       --                 (28,882)
  Changes in assets and liabilities:
       Accounts receivable                                                    (2,994,763)                415,743
       Notes receivable                                                               --                 231,006
       Prepaid expenses                                                         (114,874)               (271,756)
       Deferred income taxes                                                          --                (288,993)
       Unbilled revenue                                                           51,515                      --
       Accrued income receivable                                                      --                 (41,676)
       Deferred costs                                                                 --                 414,313
       Inventory and other                                                       (56,859)                (74,520)
       Accounts payable                                                        1,099,464                (259,109)
       Accrued legal and expenses                                               (189,655)                (84,830)
       Accrued payroll and taxes                                                 113,257                      --
       Accrued income taxes                                                       (5,092)               (113,479)
       Other                                                                      45,261                  50,208
                                                                             -----------             -----------
  Net cash provided by (used in) operating activities                         (1,280,301)                999,095
                                                                             -----------             -----------
  Investing activities:
  Deferred costs
  Advances to employees and officers                                              (7,715)                   --
  Payment of lease receivable                                                    (23,248)                  7,309
  Transfer restricted cash (to)/from cash                                           --                   157,952
  Acquisition of fixed assets                                                    895,539                    --
  Net cash (used in) investing activities                                       (244,991)             (2,871,154)
                                                                             -----------             -----------
                                                                                 619,585              (2,705,893)
                                                                             -----------             -----------
  Financing activities:
  Repayments of long term debt
  Advances from line of credit                                                  (199,310)               (818,254)
  Purchase of treasury stock                                                     772,500                    --
  Other                                                                          (15,000)                   --
  Net cash (used in) financing activities                                           --                  (193,401)
                                                                             -----------             -----------
       Net (decrease) in cash                                                    558,190              (1,011,655)
                                                                             -----------             -----------
  Cash and cash equivalents at beginning of period                              (102,526)             (2,718,453)
                                                                                 131,517               2,267,813
                                                                             -----------             -----------
  Cash and cash equivalents at end of period
                                                                             $    28,991             ($  450,640)
                                                                             ===========             ===========
  SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid
       Income taxes paid                                                     $   347,251             $   386,296
                                                                             $   143,629             $   459,753


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


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

2.       EARNINGS PER COMMON SHARE

         Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month and nine-month periods ending March 31, 1999 and 1998. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

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

RESULTS OF OPERATIONS

         Revenues for the quarter ended March 31, 1999 were $9,711,904, an increase of $861,325 or 9.7% compared to revenues of $8,850,579 in the corresponding quarter last year. Revenues for the nine month period ended March 31, 1999 were $28,823,513 an increase of $1,423,156 and 5.2% compared to the corresponding period in 1998. The increases are a result of new contracts and revenues from the Company's Collegeville Inn Training & Conference Center, which opened on September 14, 1997.

         Cost of operations provided for the current quarter was $8,036,597, compared to $7,117,901 for similar expenses in the same period last year, an increase of $918,696 or 12.9%. For the nine month period ended March 31, 1999, cost of operations provided were $23,756,106, compared to $22,210,386 for the same period last year, an increase of $1,545,720 or 7.0% compared to the corresponding period in 1998. These increases in costs of services provided are due to increased revenues during the same period.

         Gross Profit for the quarter was $1,675,307, compared to $1,732,678, a decrease of $57,371 or 3.3%. As a percentage of revenue, gross profit decreased from 19.7% in 1998 to 17.2% in 1999. This increase is due to costs increasing at a greater percentage than revenue. For the nine-month period ended March 31, 1999, gross profit was $5,067,407 versus $5,189,971 a decrease of $122,564.

         General and administrative expenses for the quarter were 16.8% of revenue, compared to 20.1% of revenue for the same quarter last year, a decrease of $155,364. The decrease is the result of decreases in professional services.

         Interest expense for the three-month period totaled $109,508 compared to $124,635 for the same period last year. For the nine-month period ended March 31, 1999, interest expense was $347,251 versus $294,904 in the corresponding period in 1998. The decreases in quarterly interest expense is attributable to reaching maturity dates for certain notes payable.

         Net income after taxes for the quarter ended March 31, 1999 was $8,542 compared to $35,963 for the corresponding quarter last year. Earnings per share for the current quarter was $0.00 compared to earnings per share of $0.01 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company had working capital of $2,143,676.

         OPERATING ACTIVITIES. Cash used in operations for the nine months ended March 31, 1999 was $1,280,301 compared to $999,095 provided by operations for the nine months ended March 31, 1998. An increase in accounts receivable of $2,994,763 and an increase in accounts payable of $1,099,464 were primarily responsible for the current quarter's activity.

         INVESTING ACTIVITIES. Investing activities provided $619,585 in cash in the current quarter compared to $2,705,893 in cash consumed in the same period last year. During the quarter $895,539 in restricted cash related to reimbursement for equipment purchased under the terms of an Industrial Development Bond was transferred to the Company's operating accounts. Prior year investing activities included $2,189,427 in purchases of property and equipment at the Collegeville Inn & Conference Center.

         FINANCING ACTIVITIES. Current quarter financing activities provided $558,190 in cash compared to $1,011,655 consumed in the same period last year. Repayment of long term debt consumed approximately $199,310 in cash during the current period. The Company also received working capital line of credit advances of $772,500 during the current period.

         CAPITAL RESOURCES. The Company has certain credit facilities with its bank including a line of credit and three term loans. The Company issued two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As of March 31, 1999, the Company has approximately $700,000 available on its line of credit. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

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

NASDAQ NOTIFICATION

The Nasdaq Stock Market has notified the Company that the Company is in violation of its requirement of maintaining as a minimum of $1,000,000 of the market value of the public float. The Company had been advised that as a result of this failure, its Common Stock could be delisted from the Nasdaq Stock Market. In addition, the Nasdaq Stock Market has notified the Company that it is in violation of a requirement that a listing company must maintain a closing bid price greater than or equal to $1.00. The Company has been provided ninety (90) calendar days in which to regain compliance with the minimum bid requirement and maintain its listing of common stock (NMSCA) on The Nasdaq SmallCap Market. On April 29, 1999, the Company attended a hearing with Nasdaq to stay the delisting. No decision has been rendered at the time of this filing.

If the Common Stock is delisted from the Nasdaq Stock Market, trading, if any, therein would be conducted on the OTC Bulletin Board and the Common Stock would be considered a penny stock. SEC regulations generally define a penny stock to be an equity security that is not listed on The Nasdaq Stock Market or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the Securities Exchange Commission would require broker-dealers to deliver to a purchaser of Common Stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Common Stock is traded on the OTC Bulletin Board and becomes subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades in the Common Stock.


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





Date:  March 17, 1999