Form 10-K
period 1999-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1999-09-30
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark  One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) For the fiscal year ended June 30, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) (NO FEE REQUIRED)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of September 21, 1999 was approximately $ 521,356.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 21, 1999, there was outstanding 2,747,000 shares of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the Registrant's Class B Common Stock, no par value.


DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III for Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

         This report consists of consecutively numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on pages 13-15.



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

                  On May 31, 1994, the Company purchased twenty-two (22) acres of land containing a 40,000 square foot building formerly used as a restaurant and banquet facility. The Company has recently renovated the property to serve as a comprehensive training facility for Company employees. In addition, the facility will serve as a showroom for prospective customers who will be able to observe the Company's programs for nursing and retirement home dining and hospital cafeteria operations. In September 1997, the Company opened the retail restaurant portion of the Collegeville Inn Conference & Training Center. In
connection therewith, the Company expended approximately $6,000,000 in renovation work. The Company opened the banquet and training division during its second quarter of fiscal year 1999. The remaining division of the project is expected to open by the third quarter of fiscal 2000. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investing Activities" for a description of the costs relating to the renovation work.

         Financial Information About Industry Segments

                  See Note N on page 20 of the Financial Statements.

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

         Service Agreements

                  The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 1999 the Company provided services under various service agreements at 110 facilities. At certain of these facilities, the Company has contracts to provide vending services in addition to the contract to provide food services. Most of these contracts have one year terms and are automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

                  The following table shows the number of customer accounts maintained by the Company during each of the last three fiscal years:

                                          1999            1998              1997
                                          ----            ----              ----


         Agreements in effect at
         beginning of fiscal year         103              102              92

         New agreements during
         the fiscal year                   17               23              24

         Contracts canceled during
         the fiscal year                   10               22              14
                                          ---              ---             ---


         Agreements in effect at the
         end of the fiscal year           110              103             102
                                          ---              ---             ---

                  In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon. Historically, the Company has not incurred any significant losses related to amounts not collected for services rendered.

         Major Customer

                  In fiscal 1999, 17% of the Company's revenues were derived from sales to one customer. The loss of such customer could have a material adverse affect on the Company's results of operations in fiscal 2000.

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

         Employees

                  At June 30, 1999, the Company employed a total of approximately 805 employees. Approximately 323 of those employees serve in various executive, management, administrative, quality assurance and sales capacities. The remaining 482 employees are primarily dietary workers. A small percentage of the Company's dietary workers were covered by collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

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

           Not applicable.
                                       4

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         On June 23, 1999, The NASDAQ Stock market notified the Company that it's shares of Class A common stock, traded under the symbol NMSCA, were delisted from the NASDAQ Small Cap market. This action was taken as a result of the Company's failure to meet the market value of public float requirement in Marketplace Rule 4310(c)(07) and 4310(c)(4).

         Upon delisting, the securities of the Company immediately became eligible to trade on the OTC Bulletin Board. Prior to the notification the Company's Class A Common Stock No Par Value, (the "Class A Common Stock") was traded on the NASDAQ Small Cap Market ("NASDAQ"). Now that the Class A Common Stock is delisted from Nasdaq, it is a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the Securities and Exchange Commission require broker-dealers to deliver to a purchaser of the Company's Class A Common Stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.

         The following table shows the range of high and low bid quotations as reported by NASDAQ for the quarters ending during the last two fiscal years for the Class A Common Stock:

                  Fiscal 1999               High              Low
                  -----------------------------------------------
                  First Quarter              1 9/32           1  3/16
                  Second Quarter             1 5/16             21/32
                  Third Quarter                7/8              13/16
                  Fourth Quarter             1 1/4              11/16

                  Fiscal 1998               High              Low
                  -----------------------------------------------
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

         Holders

                  As of September 21, 1999, there were approximately fifty-two holders of record of the Class A Common Stock. It is estimated that there are in excess of 500 beneficial holders of record.

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

                                            Years ended June 30
                                            -------------------

                      1999              1998           1997           1996             1995
                      ----              ----           ----           ----             ----

Revenue           $38,826,161       $36,156,074     $35,293,962    $35,138,432     $33,352,992

Gross profit        7,616,254         6,719,333       6,782,040      6,801,924       6,337,036
Income from
Operations            216,241            39,120       1,020,689        418,991         553,050

Other income
(Expense)            (342,314)           79,608         242,383        128,563         (41,187)

Net Income(Loss)   $ (163,227)      $     8,822      $  752,276    $   301,954     $   265,461
                  ============================================================================

Per share of common stock (basic and diluted):


Net Income        $(     0.06)      $      0.00      $     0.26    $      0.10      $     0.09
                  ============================================================================

Weighted average
common shares
outstanding         2,859,959         2,845,845       2,921,549      2,956,504       2,975,000
                   ===========================================================================


                                              As of June, 30
                                              --------------

                      1999              1998            1997           1996            1995
                      ----              ----            ----           ----            ----

Working  capital  $ 3,004,382       $   262,102     $ 2,519,348    $ 3,921,140     $ 6,131,681

Total Assets       20,944,395        19,210,840      20,381,557     16,962,352      16,366,159

Long-term debt      7,185,000         5,616,552       6,083,851      3,267,808       4,039,474

Shareholders'
    equity          6,739,216         6,924,443       6,972,153      6,309,595       6,037,329
                  ============================================================================

              ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Year Ended June 30, 1999 Compared to year Ended June 30, 1998

         Revenues ended for the June 30, 1999 ("Fiscal 1999") increased by 7.4% to $38,826,161 compared to revenues of $36,156,074 for the year ended June 30, 1998 ("Fiscal 1998"). The increase results from revenues generated by the Collegeville Inn Conference & Training Center, Inc., growth within existing contracts, offset by contracts canceled during the period.

         Direct cost of operations for fiscal 1999 was $31,209,907 compared to $29,436,741 for similar expenses in fiscal 1998, an increase of $1,773,166 or 6.0%. This increase in direct costs is due to cost of living adjustments during the year and higher revenues described above.

         Gross Profit for fiscal 1999 was $7,616,254, compared to $6,719,333, an increase of $896,921 or 13.4%. This increase is due to revenues increasing at a greater percentage than direct expenses.

         General and Administrative expenses for fiscal 1999 were $6,188,531 or 15.9% of revenue, compared to $5,191,218 or 14.4% of revenue for fiscal 1998. The increases are due to additional costs incurred to support the field operations and a full year of operations at the Collegeville Inn Training & Conference Center.

         Depreciation and amortization for fiscal 1999 was $831,482, compared to $959,356 for fiscal 1998. The decrease of $127,874 or 13.3% was due to a decrease in amortization expenses for purchased contracts, offset by a full year of depreciation expense for the Collegeville Inn Conference & Training Center.

         Provision for doubtful accounts for fiscal 1999 was $380,000 compared to $529,639 for fiscal 1998. The decrease of $149,639 is attributable to the Company's providing for past due accounts in prior years.

         Income from operations for fiscal 1999 was $216,241 or .5% of revenue compared to $39,120 or .1% of revenue for fiscal 1998, an increase of $177,121. The increase in operating income is the result of efficiencies at the operating levels.

         Interest expense for fiscal year 1999 was $505,324 or 1.3% of revenue, compared to $391,861 or 1.1% of revenue for fiscal 1998. This increase is due to an increase in borrowings from the Company's line of credit, which were necessary to cover slowdowns in collections from the Company's customers. These temporary customer shortfalls were primarily caused by a slowdown in reimbursement from government agencies to the customers.

         For the reasons stated above, the net loss before income taxes for the fiscal year 1999 was ($126,073) or (0.3)% of revenue compared to the net income before income taxes $118,728 or .3% of revenue for fiscal 1998, a decrease of $244,801 or 206.2% from fiscal 1998.

         The Net Loss for fiscal 1999 was ($163,227) or $(0.06) per share as compared to net income of $8,822 or $0.00 per share for fiscal 1998.


          Year Ended June 30, 1998 Compared to year Ended June 30, 1997

         Revenues for fiscal 1998 increased by 2.4% to $36,156,074 over revenues for the year ended June 30, 1997 ("fiscal 1997"). The increase results from revenues generated by the Collegeville Inn and Conference Center, growth within existing accounts as well as new accounts opened during the intervening period, offset by contracts canceled during the period.

         Direct cost of operations for fiscal 1998 was $29,436,741, compared to $28,511,922 for similar expenses in fiscal 1997, an increase of $924,819 or 3.2%. This increase in direct costs is due to cost of living adjustments during the year and higher revenues described above.

         Gross Profit for fiscal 1998 was $6,719,333, compared to $6,782,040, a decrease of $62,707 or 0.9%. This decrease is due to revenues increasing at a lesser percentage than direct expenses.

         General and administrative expenses for fiscal 1998 were $5,191,218 or 14.4% of revenue, compared to $4,929,812 or 14.0% of revenue for fiscal 1997. These increases are due to additional administrative personnel being employed during the current year to support field operations and the Collegeville Inn and Conference Center.

         Depreciation and amortization for fiscal 1998 was $959,356, compared to $651,539 for fiscal 1997. The increase of $307,817 or 47.2%, was largely attributable to the transfer of construction-in-progress to capital assets related to the Collegeville Inn and Conference Center.

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

                  For the reasons stated above, net income before taxes for fiscal 1998 was $118,728 or .3% of revenue compared to $1,263,072 or 3.6% of revenue for fiscal 1997, a decrease of $1,144,344, or 90.1% from fiscal 1997.

                  Net income for fiscal 1998 was $8,822 or $0.00 per share as compared to $752,276 and $0.26 per share for fiscal 1997.


         Liquidity and Capital Resources

                  At June 30, 1999, the Company had working capital of $3,004,382 as compared to $262,102 at June 30, 1998. This increase in working capital is primarily attributable to the fact that investing activities provided $490,481 in cash during fiscal 1999 compared to $2,272,540 consumed in cash in fiscal 1998 and an increase in the Company's accounts. The Company's holdings in cash, cash equivalents and marketable securities decreased by $88,235 to $43,282. The Company believes that its existing cash and cash equivalents, investments, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

         Operating Activities

                  Cash used in operations for fiscal 1999 was $1,827,853, compared to $997,268 provided by operations for fiscal 1998. This increase of cash used is primarily attributable to an increase in accounts receivable of $2,928,490 in fiscal 1999.

         Investing Activities

                  Investing activities provided $490,481 in cash during 1999 compared to $2,272,540 consumed in cash in fiscal 1998. Investing activities for fiscal 1999 include capital expenditures in the amount of $292,037. During fiscal 1999, $906,838 in restricted cash related to reimbursement for equipment purchased under the terms of an Industrial Development Bond was transferred to the Company's operating accounts. For fiscal 1998, investing activities included capital expenditures in the amount of $2,852,748, of which $2,146,453 related to the completion of renovation work at the Collegeville Inn Conference & Training Center.

         Financing Activities

                  During fiscal 1999, financing activities provided $1,249,137 in cash , compared to a decrease in cash of $861,024 in fiscal 1998. Repayment of long term debt consumed $199,310 in fiscal 1999 compared to $804,492 in fiscal 1998. The Company also received from the term credit line, advances of $1,470,447 in fiscal 1999.

         Capital Resources

                  The Company has certain credit facilities with its bank including a line of credit and two Industrial Revenue Bond issues. The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

         A substantial portion of the Company's revenue is dependent upon the payment of its fees by customer health care facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third party payers, particularly state and local governments , may lead to delays in collection of accounts receivable.

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

         Year 2000 Compliance

         The Company is aware of the issues related to the Year 2000 that are associated with the programming code in existing computer systems. The "Year 2000 problem" may affect every other computer operation to varying degrees. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause a system to fail. Management is in the process of working with technical support staff and software vendors to affirm that the Company is prepared for the Year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its customers could materially adversely affect the Company's business, operating results, financial condition and prospects.

         NASDAQ Notification

         On June 23, 1999, The NASDAQ Stock market notified the Company that it's shares of Class A common stock, traded under the symbol NMSCA, were delisted from the NASDAQ Small Cap market. This action was taken as a result of the Company's failure to meet the market value of public float requirement in Marketplace Rule 4310(c)(07) and 4310(c)(4).

         Upon delisting, the securities of the Company immediately became eligible to trade on the OTC Bulletin Board. See "Market for Registrant's Common Equity and Related Stockholder Matters."

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 14, of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

                  On July 9, 1998, the Audit Committee of the Board of Directors of the Registrant has dismissed Moore Stephens, P.C. ("Moore Stephens") as independent accountants to the Registrant and appointed Grant Thornton LLP as the independent accountants to the Registrant. Moore Stephens' accountant's report on the financial statements of the Registrant for the year ended June 30, 1997, and any subsequent interim period through the date of dismissal did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Moore Stephens to report in response to item 304(a) of Regulation S-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

                  This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

                  This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

                  This information will be contained in the Proxy Statement of the Company for the 1999 Annual Meeting of Shareholders under the caption "Security Ownership" and "Election of Directors" and is incorporated herein by reference.
                                       12

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

                  This information will be contained in the Proxy Statements of the Company for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

(A)      1.       Consolidated Financial Statements

                  Reports of Independent Certified Public
                  Accountants                                          F-3

                  Consolidated Balance Sheets as of
                  June 30, 1999 and 1998                               F-5

                  Consolidated Statements of Operations for
                  the Years Ended June 30, 1999, 1998 and
                  1997                                                 F-6

                  Consolidated Statements of Stockholders'
                  Equity for the Years Ended June 30, 1999
                  1998 and 1997                                        F-7

                  Consolidated Statements of Cash Flows for
                  the Years Ended June 30, 1999, 1998 and
                  1997                                                 F-8

                  Notes to Consolidated Financial Statements   F-9 to F-21

                  Schedule of Valuation Accounts                      F-23

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

            27    Financial Data Schedule (Filed herewith)

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

                                      Nutrition Management Services Company
                                      (Registrant)

                                      /s/ Joseph V. Roberts
                                      ----------------------------------
                                      Joseph V. Roberts, Chief Executive Officer
                                           and Director


Date:  September 28, 1999

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 1999.


/s/ Joseph V. Roberts                         /s/ Kathleen A. Hill
- --------------------------                    ----------------------------------
Joseph V. Roberts, Chief                      Kathleen A. Hill, President and
Executive Officer and Director                        Director
(Principal Financial Officer)

/s/ Janet Paroo                               /s/ Samuel R. Shipley
- --------------------------                    ----------------------------------
Janet Paroo, Director                         Samuel R. Shipley, Director


/s/ Michael M. Gosman                         /s/ Michelle L. Roberts
__________________________                    ----------------------------------
Michael M. Gosman, Director                   Michelle L. Roberts, Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     NUTRITION MANAGEMENT SERVICES COMPANY
                                AND SUBSIDIARIES

                             June 30, 1999 and 1998

                                            TABLE OF CONTENTS



                                                                            Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-3


       CONSOLIDATED BALANCE SHEETS                                          F-5

       CONSOLIDATED STATEMENTS OF OPERATIONS                                F-6

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-7

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-8

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9


SUPPLEMENTAL INFORMATION

     SCHEDULE OF VALUATION ACCOUNTS                                        F-23

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholders
Nutrition Management Services Company


         We have audited the accompanying consolidated balance sheets of Nutrition Management Services Company and its subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition Management Services Company and its subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         We have also audited the schedule of valuation accounts for Nutrition Management Services Corporation and its subsidiaries as of June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP

Philadelphia, Pennsylvania
September 22, 1999

   REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Nutrition Management Services Company

                  We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Nutrition Management Services Company and its subsidiaries for the year ended June 30, 1997. Our audit also included the financial statement schedule of valuation accounts for the year ended June 30, 1997. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Nutrition Management Services Company and its subsidiaries and their cash flows for the year ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
September 10, 1997

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                           June 30,
                  ASSETS
                                                                                                         1999                1998
                                                                                                         ----                ----
  Current assets
      Cash and cash equivalents                                                                   $     43,282       $    131,517
      Accounts receivable (net of allowance for doubtful accounts of $637,900 and
         $702,406 in 1999 and 1998, respectively)                                                    8,214,229          5,665,739
      Unbilled revenue                                                                                 435,663            201,950
      Deferred income taxes                                                                            492,666            469,797
      Inventory and other                                                                              785,943            336,380
                                                                                                  ------------       ------------
                    Total current assets                                                             9,971,783          6,805,383
                                                                                                  ------------       ------------
  Property and equipment - net                                                                       9,912,797          9,959,691
                                                                                                  ------------       ------------
  Construction in progress                                                                              12,810            427,084
                                                                                                  ------------       ------------
  Other assets
      Restricted cash                                                                                     --              906,838
      Investment in contracts (net of accumulated amortization of $1,709,136 and
         $1,630,859 in 1999 and 1998, respectively)                                                     12,353             90,630
      Advances to officers                                                                             346,871            289,623
      Deferred income taxes                                                                            404,315            453,209
      Bond issue costs                                                                                 253,694            268,260
      Deferred costs and other assets                                                                   29,772             10,122
                                                                                                  ------------       ------------
                    Total other assets                                                               1,047,005          2,018,682
                                                                                                  ------------       ------------
                                                                                                  $ 20,944,395       $ 19,210,840
                                                                                                  ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
      Current portion of long-term debt                                                           $    110,000       $    407,311
      Accounts payable                                                                               5,476,019          4,984,804
      Accrued expenses                                                                                 414,205            375,238
      Accrued payroll                                                                                  458,370            392,008
      Accrued professional                                                                             155,937            226,288
      Accrued income taxes                                                                              13,992              5,092
      Other                                                                                            338,878            152,540
                                                                                                  ------------       ------------
                    Total current liabilities                                                        6,967,401          6,543,281
                                                                                                  ------------       ------------
  Long-term liabilities
      Long-term debt - net of current portion                                                        7,185,000          5,616,552
      Other                                                                                             52,778            126,564
                                                                                                  ------------       ------------
                    Total long-term liabilities                                                      7,237,778          5,743,116
                                                                                                  ------------       ------------
  Stockholders' equity
      Undesignated preferred stock - no par, 2,000,000 shares authorized,
         none outstanding                                                                                 --                 --
      Common stock
         Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
            2,747,000 and 2,770,000 outstanding in
            1999 and 1998, respectively                                                              3,801,926          3,801,926
         Class B - no par, 100,000 shares authorized; 100,000 shares issued
            and outstanding                                                                                 48                 48
      Retained earnings                                                                              3,436,805          3,600,032
                                                                                                  ------------       ------------
                                                                                                     7,238,779          7,402,006
      Less treasury stock - (common - Class A:  253,000 and 230,000, shares in
         1999 and 1998, respectively) - at cost                                                       (499,563)          (477,563)
                                                                                                  ------------       ------------
                    Total stockholders' equity                                                       6,739,216          6,924,443
                                                                                                  ------------       ------------
                                                                                                  $ 20,944,395       $ 19,210,840
                                                                                                  ============       ============

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,


                                                                                1999            1998               1997
                                                                                ----            ----               ----

Food service revenue                                                       $38,826,161       $36,156,074      $35,293,962

Cost of operations
    Payroll and related expenses                                            15,490,739        14,864,985       13,918,106
    Other costs of operations                                               15,719,168        14,571,756       14,593,816
                                                                            ----------        ----------       ----------

                  Cost of operations                                        31,209,907        29,436,741       28,511,922
                                                                            ----------        ----------       ----------

                  Gross profit                                               7,616,254         6,719,333        6,782,040
                                                                           -----------       -----------      -----------

Expenses
    General and administrative expenses                                      6,188,531         5,191,218        4,929,812
    Depreciation and amortization                                              831,482           959,356          651,539
    Provision for doubtful accounts                                            380,000           529,639          180,000
                                                                          ------------      ------------     ------------

                  Expenses                                                   7,400,013         6,680,213        5,761,351
                                                                           -----------       -----------      -----------

                  Income from operations                                       216,241            39,120        1,020,689
                                                                          ------------     -------------      -----------

Other income (expenses)
    Interest expense                                                          (505,324)         (391,861)         (95,157)
    Interest income                                                             92,939           194,727          309,158
    Other                                                                       70,071           276,742           28,382
                                                                         -------------      ------------    -------------

                  Other income (expense) - net                                (342,314)           79,608          242,383
                                                                           -----------     -------------     ------------

(Loss) income before income taxes                                             (126,073)          118,728        1,263,072

Income tax expense                                                              37,154           109,906          510,796
                                                                         -------------      ------------     -------------

                  Net (loss) income                                      $    (163,227)  $         8,822    $     752,276
                                                                          ============    ==============     ============

                  Net income per share - basic and diluted               $       (0.06)  $         0.00     $        0.26
                                                                          ============    =============      ============

                  Weighted average number of shares                          2,859,959         2,845,845        2,921,549
                                                                           ===========       ===========      ===========


The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              Years ended June 30,

                             Class A                   Class B
                           Common stock               Common stock                         Treasury stock            Total
                           ------------               ------------                         --------------            -----
                        Number                    Number                  Retained        Number                 stockholders
                       of shares    Amount       of shares      Amount    earnings       of shares    Amount         equity
                       ---------    ------       ---------      ------    --------       ---------    ------         ------

Balance - July 1,
1996                 2,850,000  $ 3,801,926      100,000        $   48   $ 2,838,934     (150,000) $  (331,313) $ 6,309,595

Repurchase of
    company stock      (52,335)         -            -               -          -         (52,335)     (89,718)     (89,718)

Net income                 -            -            -               -       752,276            -            -      752,276
                     ------------------------------------------------------------------------------------------------------

Balance - June 30,
    1997             2,797,665    3,801,926      100,000            48     3,591,210     (202,335)    (421,031)   6,972,153

Repurchase of
    company stock      (27,665)         -            -               -          -         (27,665)     (56,532)     (56,532)

Net income                 -            -            -               -         8,822         -                   -    8,822
                     ------------------------------------------------------------------------------------------------------

Balance - June 30,
    1998             2,770,000    3,801,926      100,000            48     3,600,032     (230,000)    (477,563)   6,924,443

Repurchase of
    company stock      (23,000)         -            -               -          -         (23,000)     (22,000)     (22,000)

Net loss                   -            -            -               -      (163,227)           -            -     (163,227)
                     ------------------------------------------------------------------------------------------------------

Balance - June 30,
1999                 2,747,000  $ 3,801,926      100,000       $    48   $ 3,436,805     (253,000)  $ (499,563)  $6,739,216
                    ==========   ==========   ==========       ========  ===========     ========   ==========  ==========


The accompanying notes are an integral part of this statement.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,


                                                                                       1999                1998              1997
                                                                                       ----                ----              ----

  Operating activities
      Net (loss) income                                                             $  (163,227)     $     8,822      $   752,276
      Adjustments to reconcile net income to net cash provided by
            (used in) operating activities
        Depreciation and amortization                                                   831,482          959,356          651,539
        Amortization of bond costs                                                       14,566           13,566             --
        Provision for bad debts                                                         380,000          529,639          180,000
        Amortization of deferred gain                                                   (26,364)         (26,372)         (26,372)
        Provision for deferred taxes                                                     26,025         (254,967)        (333,000)
        Amortization of lease receivable                                                   --               --            (28,438)
      Changes in assets and liabilities
        Accounts receivable                                                          (2,928,490)        (294,806)        (217,467)
        Notes receivable                                                                   --             15,261          637,057
        Unbilled revenue                                                               (233,713)          42,157           29,025
        Accounts payable                                                                491,215          662,142         (719,363)
        Accrued professional and expenses                                               (70,351)        (547,772)         752,244
        Accrued payroll                                                                  66,362          (68,890)         (10,908)
        Accrued income taxes                                                              8,900          (63,468)         187,458
        Other                                                                          (224,258)          22,600          (77,904)
                                                                                    -----------      -----------      -----------

                    Net cash (used in) provided by operating activities              (1,827,853)         997,268        1,776,147
                                                                                    -----------      -----------      -----------

  Investing activities
      Purchase of property and equipment                                               (292,037)        (706,295)        (154,503)
      Construction in progress expenditures                                                --         (2,146,453)      (3,848,361)
      Transfers from (to) restricted cash                                               906,838          189,238         (949,249)
      Other                                                                             (47,422)          18,353         (296,079)
      Payment of lease receivable                                                          --            287,023          144,790
      Advances to employees and officers                                                (57,248)           8,597          (18,611)
      Deferred costs                                                                    (19,650)          76,997           12,910
                                                                                    -----------      -----------      -----------

                    Net cash provided by (used in) investing activities                 490,481       (2,272,540)      (5,109,103)
                                                                                    -----------      -----------      -----------

  Financing activities
      Proceeds from long-term borrowings                                              1,470,447             --          3,560,547
      Repayment of long-term borrowings                                                (199,310)        (804,492)        (896,667)
      Purchase of treasury stock                                                        (22,000)         (56,532)         (89,718)
                                                                                    -----------      -----------      -----------

                    Net cash (used in) provided by financing activities               1,249,137         (861,024)       2,574,162
                                                                                    -----------      -----------      -----------

                    Net decrease in cash and cash equivalents                           (88,235)      (2,136,296)        (758,794)

  Cash and cash equivalents - beginning of years                                        131,517        2,267,813        3,026,607
                                                                                    -----------      -----------      -----------

  Cash and cash equivalents - end of years                                          $    43,282      $   131,517      $ 2,267,813
                                                                                    ===========      ===========      ===========
  Supplemental disclosures of cash flow information
      Cash paid during the years for
        Interest (net of amounts capitalized)                                       $   480,614      $   391,860      $   100,987
        Income taxes                                                                $   240,813      $      --        $   674,903


The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998

NOTE A - ORGANIZATION AND BUSINESS

    Nutrition Management Services Company (the Company) was organized on March 28, 1979, to provide professional management expertise and food services to continuing care and health care facilities in the domestic United States. The Company competes mainly with regional and national food service management companies as well as self-managed departments. Apple Management Services (Apple Management), a wholly owned subsidiary, was organized on November 25, 1991, to provide management service expertise. The Collegeville Inn Conference and Training Center, Inc. (Collegeville Inn located in Lower Providence Township, Pennsylvania), a wholly owned subsidiary, was organized on April 29, 1994. This facility opened in September 1997, and is used as a showroom for prospective customers, comprehensive training facility, and retail restaurants. Apple Fresh Foods, Ltd. (Apple Fresh Foods), was organized on November 14, 1997, to develop a cook-chill food preparation technology for use in the Company's food service business. Apple Fresh Food's operation is located in the Collegeville Inn. Apple Management and Apple Fresh Foods were not operational as of June 30, 1999.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Financial Statement Presentation
        -----------------------------------------

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

    2.  Cash and Cash Equivalents
        -------------------------

    Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

    3.  Unbilled Revenue
        ----------------

    Unbilled revenue represents amounts for services provided, but not billed as of the balance sheet date.

    4.  Inventory
        ---------

    Inventory, which consists primarily of food, is stated at the lower of cost (first-in, first-out method) or market. Inventory of $459,727 and $226,002 has been included in inventory and other as of June 30, 1999 and 1998, respectively.


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    5.  Property and Equipment
        ----------------------

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term.

    Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1999, management expects these assets to be fully recoverable.

    Construction in progress was stated at cost and represented costs incurred in the construction of the Collegeville Inn's facilities. No depreciation was provided on construction in progress, and costs incurred were transferred to property and equipment in September 1997 and is being depreciated accordingly.

    6.  Investment in Contracts
        -----------------------

    During 1993, the Company entered into an agreement for the acquisition of various service facility contracts. The costs associated with this acquisition were capitalized and are being amortized over a period of five years using the straight-line method. During the years ended June 30, 1999, 1998 and 1997, amortization expense was $78,278 $352,298 and $341,298, respectively.

    7.  Deferred Financing Costs
        ------------------------

    Debt financing costs incurred in connection with the bonds payable are deferred and amortized, using the interest method, over the term of the related debt and are classified as other assets on the balance sheet.

    8.  Accounting for Stock-Based Compensation
        ---------------------------------------

    The Company accounts for its stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company's employee stock option plan is accounted for under APB Opinion 25.

    9.  Income Taxes
        ------------

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


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    10.  Earnings Per Share
         ------------------

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

    Options to purchase 127,000, 156,750 and 316,250 shares of common stock at $4.00 per share were outstanding during 1999, 1998 and 1997, respectively. They were not included in the computation of diluted earnings per share because the option price is greater than the average market price.

    11.  Advertising Costs
         -----------------

    It is the Company's policy to expense advertising costs in the period in which they are incurred.

    12.  Reclassification
         ----------------

    Certain 1998 and 1997 items have been reclassified to conform to the current year presentation.

NOTE C - PROPERTY AND EQUIPMENT

    The following details the composition of property and equipment.

                                                                      Estimated
                                                                     useful lives                1999             1998
                                                                     ------------                ----             ----

       Property and equipment
           Land                                                           -                $     497,967    $     497,967
           Building                                                      40                    7,465,377        7,427,415
           Machinery and equipment                                      2-8                    2,916,560        2,357,354
           Furnitures and fixtures                                      2-8                      693,247          651,557
           Other, principally autos and trucks                          2-10                     532,284          428,003
                                                                                            ------------     ------------
                                                                                              12,105,435       11,362,296
           Less accumulated depreciation                                                       2,192,638        1,402,605
                                                                                             -----------      -----------

                                                                                            $  9,912,797     $  9,959,691
                                                                                             ===========      ===========

    Depreciation expense amounted to $753,204, $699,038 and $310,241 for the years ended June 30, 1999, 1998 and 1997, respectively.

    The Company capitalized interest costs of $-0-, $86,266 and $366,492 for the years ended 1999, 1998 and 1997, respectively, for qualifying construction projects. Total interest costs incurred before recognition of the capitalized amounts were $505,324, $478,127 and $461,649 for the years ended June 30, 1999, 1998 and 1997, respectively.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE D - RESTRICTED CASH

    At June 30, 1999 and 1998, the Company had $-0- and $906,838 of restricted cash, respectively. This balance was attributable to the Industrial Revenue Bond proceeds of $1,000,000 to finance the acquisition, construction, installation and renovation of certain equipment to be used in connection with a cook-chill system of batch food processing; and the payment of a portion of the costs and expenses of issuing the Bonds.

NOTE E - LONG- TERM DEBT

    Long-term debt consisted of the following:

                                                                                                1999              1998
                                                                                                ----              ----
       Bank revolving credit, interest due monthly at the bank's prime rate plus
           0.5%, secured by all corporate assets as well as a negative pledge on
           all assets; matures on July 1, 2000                                               $ 4,000,000      $ 2,529,553

       Note payable, term loan incurred in connection with purchased equipment, payable in equal monthly installments of $10,417 bearing interest at
           9.5%, matured in fiscal 1999; the acquired equipment was
           pledged as collateral                                                                     -             93,750

       Industrial Revenue Bonds (Collegeville Inn Projects)
           (see bonds payable)                                                                 2,360,000        2,430,560

       Industrial Revenue Bonds (Apple Fresh Foods Projects)
           (see bonds payable)                                                                   935,000          970,000
                                                                                             -----------       ----------
                                                                                               7,295,000        6,023,863
       Less current maturities                                                                   110,000          407,311
                                                                                             -----------       ----------

                                                                                             $ 7,185,000      $ 5,616,552
                                                                                              ==========       ==========

    In December 1996, the Company executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit, totaling approximately $7,500,000. The revolving credit is available through December 2000 and the letters of credit are available for four years with annual renewals. At June 30, 1999, the Company used $4,000,000. Advances under the revolving credit are used for working capital purposes and the acquisition and renovation of the Collegeville Inn.

    These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. The covenants also include the maintenance of a certain current ratio, minimum net worth, minimum cash and cash equivalents balance and other ratios.

    Collegeville Inn and Apple Fresh Foods were not in compliance with the debt service coverage ratio as of June 30, 1999. Subsequently, the Bank has provided a waiver of compliance for this covenant extending through July 1, 2000.


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE E - LONG- TERM DEBT - Continued

    The bank's prime rate at June 30, 1999, was 7.25%. All borrowing is from a single lender.

    Maturities of principal due in the following years are set forth below:

       Year ending June 30,
       --------------------

           2000                                $    110,000
           2001                                   4,120,000
           2002                                     125,000
           2003                                     130,000
           2004                                     135,000
           Thereafter                             2,675,000
                                               ------------

                                                $ 7,295,000
                                               ============

    Bonds Payable - In December 1996, the Company, through its subsidiaries, authorized two industrial revenue bond issues.

    Issue #I
    --------

       Title - Montgomery County Industrial Development Authority, $2,500,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (Collegeville Inn Project) Series of 1996.

       Rate - Variable, to a maximum of 17%

       Term - 20 years (2016)

       Purpose - Rehabilitate, furnish and equip the Collegeville Inn facility.

    Issue #2
    --------

       Title - Montgomery County Industrial Development Authority, $1,000,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (Apple Fresh Foods, Ltd.
       Project) Series of 1996.

       Rate - Variable, to a maximum of 15%

       Term - 20 years (2016)

       Purpose - Develop a cook-chill food preparation technology.

       Note: This issue is tax-exempt.

    Each series of bonds is guaranteed by the parent company and the other subsidiaries. The assets of Collegeville Inn and Apple Fresh Foods are pledged as collateral for both series of bonds.


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998




NOTE E- LONG- TERM DEBT - Continued

    The Company's bank has issued irrevocable letters of credit in favor of the bond trustee for the full amount of both bond issues. The letters of credit have a term of four years and can be renewed on an annual basis by the bank. The bank holds the mortgage on the Collegeville Inn building and property. The letters of credit are guaranteed by the parent company.

    The sinking fund requirements are as follows:

                              Collegeville       Apple Fresh
                                  Inn               Foods            Total
                              ------------       -----------         -----


       2000                 $    75,000          $  35,000       $   110,000
       2001                      80,000             40,000           120,000
       2002                      85,000             40,000           125,000
       2003                      90,000             40,000           130,000
       2004                      95,000             40,000           135,000

NOTE F - INCOME TAXES

    The components of income tax expense are:


                                                       1999             1998               1997
                                                       ----             ----               ----

       Current
           Federal                               $    (51,732)     $   128,064       $   618,839
           State                                       62,886           72,842           224,957
                                                  -----------      -----------        ----------

                                                       11,154          200,906           843,796
                                                  -----------       ----------        ----------
       Deferred
           Federal                                     13,000          (69,000)         (266,000)
           State                                       13,000          (22,000)          (67,000)
                                                  -----------      -----------       -----------

           Total deferred (benefit) expense            26,000          (91,000)         (333,000)
                                                  -----------      -----------        ----------

                                                  $    37,154      $   109,906       $   510,796
                                                  ===========      ==========        ===========

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998

NOTE F - INCOME TAXES - Continued

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately:

                                                                              1999                  1998
                                                                              ----                  ----
  Deferred tax assets
      Provision for doubtful accounts                                    $   287,000           $   316,000
      Excess of tax over financial statement
          basis of investments in contracts                                  342,000               342,000
      Deferred gains                                                          35,000                47,000
      Vacation accrual                                                       182,000               198,000
      Other compensation accrual                                              24,000                31,000
      Federal capital loss carryforwards                                      28,000                40,980
      Charitable contribution carryforward                                    39,000                22,000
      Federal net operating loss                                              53,000                  --
      Other                                                                   92,000                64,000
                                                                         -----------           -----------
      Gross deferred tax assets                                            1,082,000             1,060,980
      Deferred tax asset valuation allowance                                 (28,000)              (40,980)
                                                                         -----------           -----------
      Total deferred tax assets                                            1,054,000             1,020,000
  Deferred tax liabilities
      Deferred costs capitalized for financial statement purposes              1,000           $    10,000
      Depreciation                                                           156,000                87,000
                                                                         -----------           -----------
      Total deferred tax liabilities                                         157,000                97,000
                                                                         -----------           -----------
      Net deferred tax assets                                            $   897,000           $   923,000
                                                                         ===========           ===========

    These amounts are classified in the balance sheet as follows:

                                                                            1999                   1998
  Current asset                                                          $493,000               $470,000
  Non-current asset                                                       404,000                453,000
                                                                         --------               --------
                                                                         $897,000               $923,000
                                                                         ========               ========

    The following reconciles the tax provision with the U.S. statutory tax rates:

                                                        1999              1998              1997
                                                        ----              ----              ----
  Income taxes at U.S. statutory rates                    34.0%         34.0%               34.0%
  States taxes, net of federal tax benefit               (32.9)         28.1                 7.3
  Nondeductible expenses                                 (45.4)         44.5                 0.6
  Decrease in valuation allowance                         32.5          (9.0)                 --
  Other                                                  (17.7)         (5.2)                 --
                                                        ------        ------              ------
                                                         (29.5)%        92.4%               41.9%
                                                        ======        ======              ======

    The Company has available federal capital loss carryforwards in the amount of $82,652, which expire in the year 2000. The Company has charitable contribution carryforwards in the amount of $86,000, which begin to expire in the year 2004. The Company has available federal net operating carryforwards of $155,712, which may be carry backed or forward, and will expire in 2019.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE G - RELATED PARTY

    During 1992, the Company sold its building for a purchase price of $610,000 to a related party (a corporation wholly-owned by the principal stockholder of the Company). At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser. The sale resulted in a gain of $263,717, which has been deferred and will be amortized over the life of the lease. During each of the three years in the period ended June 30, 1999, the Company recognized a gain of $26,364. As of June 30, 1999 and 1998, the balance of the unamortized gain on the sale was $79,154 and $105,510, respectively.

    The Company leases its corporate office building from the above-mentioned related party. During the years ended June 30, 1999, 1998 and 1997, rent expense was $228,862, $229,705 and $195,178, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

    1.  Operating Leases
        ----------------

    The Company leases real estate facilities from a corporation owned by a principal stockholder under operating leases. In addition to the minimum annual rentals, the lease requires additional rentals based upon increases in the consumer price index. These leases range from one to five years (see note G).

    The Company is also obligated under various operating leases for operating equipment for periods expiring through 2000. During the years ended June 30, 1999, 1998 and 1997, rent expense was $300,300, $259,546 and $216,778, respectively.

    Minimum annual rentals under non-cancellable operating leases subsequent to June 30, 1999, are as follows:

                                               Operating        Real estate
       Year ending June 30,                    equipment        Facilities
       --------------------                    ---------        ----------

             2000                           $     16,238      $   199,862
             2001                                    -            199,862
             2002                                    -            199,862
                                            ------------       ----------

                                            $     16,238      $   599,586
                                             ===========       ==========

    2.  Purchase Commitment
        -------------------

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

    3.  Litigation
        ----------

    In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE I - STOCKHOLDERS' EQUITY

    1.  Class A Common Stock
        --------------------

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

    During the fiscal years ended June 30, 1999 and 1998, the Company repurchased 23,000 and 27,665 shares of common stock, respectively, for an aggregate price of $22,000 and $56,532, respectively. The repurchase price is recorded as a reduction of stockholders' equity.

    2.  Class B Common Stock
        --------------------

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

    3.  Preferred Stock
        ---------------

    The Company is authorized to issue 2,000,000 shares of Preferred Stock, no par value, of which no shares have been issued. The Preferred Stock may be issued by the Company's Board of Directors from time to time in one or more series.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

    1.  Stock Options
        -------------

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

    The following is a summary of transactions:

                                                             Number of
                                                              options                                           Weighted
                                                            outstanding                                         average
                                                            incentive       Non-qualified                       exercise
                                        Underwriters      stock options     stock options         Total           price
                                        ------------      -------------     -------------         -----           -----

       Outstanding at June 30, 1996          100,000           191,250            45,000          336,250     $    4.89
       Exercisable at June 30, 1996          100,000           184,250            45,000          329,250          4.91

       Granted                                   -              80,000               -             80,000          4.00
       Forfeited/exercised                  (100,000)              -                 -           (100,000)         7.00
                                          ----------   ---------------   ---------------       ----------

       Outstanding at June 30, 1997              -             271,250            45,000          316,250          4.00
       Exercisable at June 30, 1997              -             185,650            45,000          230,650          4.00

       Granted                                   -              33,000            30,000           63,000          4.00
       Forfeited/exercised                       -            (207,500)          (15,000)        (222,500)         4.00
                                     ---------------        ----------       -----------       ----------

       Outstanding at June 30, 1998              -              96,750            60,000          156,750          4.00
       Exercisable at June 30, 1998              -              81,350            60,000          141,350          4.00

       Granted                                   -                 -                 -                -            -
       Forfeited/exercised                       -             (29,750)              -            (29,750)         4.00
                                     ---------------       -----------   ---------------      -----------

       Outstanding at June 30, 1999              -              67,000            60,000          127,000          4.00
       Exercisable at June 30, 1999              -              55,800            60,000          115,800          4.00


    All options were granted at exercise prices above market price. The exercise price was $4.00 per share for grants in 1998 and 1997, for the incentive stock options.

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


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

    Net (loss) income and net (loss) income per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123, are as follows:


                                                       1999             1998              1997
                                                       ----             ----              ----
       Net (loss) income
           As reported                            $  (163,227)    $       8,822      $   752,276
           Pro forma                                 (163,227)           (6,170)         709,488

       Per Share- basic and diluted
           As reported                            $     (0.06)    $       0.00       $     0.26
           Pro forma                              $     (0.06)    $       0.00             0.24

    These pro forma amounts, may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before July 1, 1995.

    The weighted average fair value of the stock options granted to employees used in determining the pro forma amounts is estimated at $-0-, $.96 and $.89 during the years ended June 30, 1999, 1998 and 1997, using the Black-Scholes option-pricing model with the following assumptions used for grants in the fiscal year 1999, 1998 and 1997: dividend yields of 0%, expected volatility of 84%, expected useful life of 5 years for all three years and risk-free interest rate of $-0-%, 5.6% and 6.7%, respectively.

    2.  Employee Stock Purchase Plan
        ----------------------------

    The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At June 30, 1999, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                       1999           1998             1997
                                       ----           ----             ----

       Aggregate purchase price     $      -        $ 21,093      $    30,871
       Shares purchased                    -          12,691           21,388
       Employee participants              23             23               40

    The Employee Stock Purchase Plan currently holds 19,517 shares of stock in excess of the amounts required by participating employees.

NOTE K - DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a 401 (k) plan for all employees who have attained the age of twenty-one and have completed one year of service. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company can match 100% up to the first 6% of employee plan contributions. Participants are vested 20% for each year of service beginning after year 3 and are fully vested after seven service years. During the years ended June 30, 1999, 1998 and 1997, company contributions to the plan, which were charged to expense, amounted to $10,092, $22,526 and $25,976, respectively.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998

NOTE L - CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. A substantial portion of the Company's revenues are dependent upon the payment by customers who are dependent upon third-party payers, such as state governments, medicare and medicaid. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

    As of June 30, 1999, the Company has cash accounts with various financial institutions having high credit standings and periodically has cash balances subject to credit risk beyond insured amounts. As a consequence, it believes that its exposure to credit risk loss is limited. The Company does not require collateral and other security to support financial instruments subject to credit risk.

NOTE M - MAJOR CUSTOMERS

    The Company had sales to one customer representing approximately 17%, 15% and 13% of total revenues for the years ending June 30, 1999, 1998 and 1997, respectively. The loss of such customer could have a material adverse effect on the Company's future results of operations.

NOTE N - BUSINESS SEGMENTS

    In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach focuses on internal financial information that is used by management to assess performance and to make operating decisions. SFAS No. 131 also requires disclosures about products, services, geographic areas, and major customers. The adoption of SFAS No. 131 had no effect on the Company's results of operations or financial position.

    The financial information of the Company's reportable segments have been compiled utilizing the accounting policies described in Note A Organization and Business. The Company's reportable segments are (1) food service management and (2) retail restaurants and banquet facilities. The Company reports segment performance on an after tax basis. Deferred taxes are not allocated to segments. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other similar companies.

    As of and for the year ended June 30, 1999:

                                                                  Food Service        Retail Restaurants
                                                                   Management       and Banquet Facilities         Total
                                                                   ----------       ----------------------         -----

       Food service revenue                                       $37,439,489           $  1,386,672          $38,826,161
       Depreciation and amortization                                  298,946                532,536              831,482
       Income from operations                                       1,840,664             (1,624,423)             216,241
       Interest income                                                 59,762                 33,177               92,939
       Interest expense                                              (261,459)              (243,865)            (505,324)
       Income (loss) before taxes (benefit)                           178,971               (305,044)            (126,073)
       Net income (loss)                                              141,817               (305,044)            (163,227)
       Total assets                                                 9,953,391             10,991,004           20,944,395
       Capital expenditures                                            92,472                199,565              292,037

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 1999 and 1998


NOTE N - BUSINESS SEGMENTS - Continued

    As of and for the year ended June 30, 1998:


                                                                  Food Service       Retail Restaurants
                                                                   Management      and Banquet Facilities          Total
                                                                  ------------     ----------------------          -----

       Food service revenue                                       $37,439,489           $  1,386,672          $38,826,161
       Depreciation and amortization                                  299,356                532,536              831,892
       Income from operations                                       1,485,887             (1,446,767)              39,120
       Interest income                                                146,822                 47,905              194,727
       Interest expense                                              (215,023)              (176,838)            (391,861)
       Income (loss) before taxes                                   1,555,901             (1,437,193)             118,728
       Net income (loss)                                            1,495,106             (1,803,201)            (308,095)
       Total assets                                                 7,964,135             11,246,705           19,210,840
       Capital expenditures                                            83,229              2,769,519              959,356
       Total assets                                                 9,678,223              9,953,391           19,631,614

    The retail restaurants and banquet facilities were placed in service in September, 1997 and December, 1998, respectively, therefore all information included in the financial statements for the year ended June 30, 1997 was attributable to the food service management segment.

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.


                                                                               Fiscal 1999
                                                      ------------------------------------------------------------------
                                                      September 30,     December 31,        March 31,        June 30,
                                                      -------------     ------------        ---------        --------
       Revenues                                           $ 9,115,066      $ 9,996,543       $ 9,711,904      $10,002,648
       Gross profit                                         1,541,776        1,850,324         1,675,307        2,452,824
       Net income (loss)                                     (149,783)          69,927             8,542          (91,913)
       Net income (loss) per share - basic
           and diluted                                    $    (0.05)      $      0.03       $     0.00       $     (0.03)

                                                                                    Fiscal 1998
                                                         -----------------------------------------------------------------
                                                         September 30,     December 31,        March 31,          June 30,
                                                         -------------     ------------        ---------          --------

       Revenues                                           $ 9,128,381      $ 9,421,397       $ 8,850,579      $ 8,755,717
       Gross profit                                         1,752,923        1,704,370         1,732,678        1,439,428
       Net (loss) income                                       85,272           18,770            35,963         (131,183)
       Net (loss) income per share - basic
           and diluted                                    $     0.03       $      0.01       $     0.01       $     (0.05)

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                             June 30, 1999 and 1998




The following sets forth the activity in the Company's valuation accounts:


                                                            Long-term
                                             Accounts        accounts
                                             receivable     receivable
                                             ----------     ----------

Balance at July 1, 1996                   $   362,065     $     57,509

     Provision for bad debts                  180,000              -

     Write-offs                               (10,637)             -
                                          -----------      -----------

Balance at June 30, 1997                      531,428           57,509

     Provision for bad debts                  529,639              -

     Write-offs                              (358,661)         (57,509)
                                           ----------      -----------

Balance at June 30, 1998                      702,406              -

     Provision for bad debts                  380,000              -

     Write-offs                              (444,506)             -
                                           ----------      -----------

Balance at June 30, 1999                  $   637,900      $       -
                                           ==========      ===========