Form 10-Q
period 1999-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 1999-11-15
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999
                                         ------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to _______________

                         Commission File Number 0-19824
                                                -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days     Yes /X/    No /  /

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 12, 1999.

                                TABLE OF CONTENTS

Part I.     Financial Information                                       Page No.
            ---------------------                                       --------


            Consolidated Balance Sheets of
            September 30, 1999 (unaudited) and June 30, 1999               2 - 3

            Consolidated Statements of Operations for the Three Months
            Ended September 30, 1999 (unaudited) and 1998 (unaudited)          4

            Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1999 (unaudited)
            and 1998 (unaudited)                                               5

            Notes to Financial Statements                                      6

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7 - 8

Part II.    Other Information                                                 10

            Signatures                                                        11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       September 30,    June 30,
                                                          1999           1999
                                                        -----------     --------
                                                        (unaudited)

Current assets:
   Cash and cash equivalents                             $1,062,847  $    43,282
   Accounts receivable, net of allowance for doubtful
      accounts of $ 759,523 and $637,900, respectively    6,890,241    8,214,229
   Unbilled revenue                                         578,812      435,663
   Deferred income taxes                                    492,666      492,666
   Inventory and other                                      836,563      785,943
                                                         ----------  -----------
Total current assets                                      9,861,129    9,971,783
                                                         ----------  -----------
Property and equipment, net                               9,888,388    9,912,797
                                                         ----------  -----------
Construction in Progress                                     12,810       12,810
                                                         ----------  -----------

Other assets:
   Advances to officers                                     308,785      346,871
   Investment in contracts, net of accumulated
   amortization of
   $1,721,489 and $1,709,136, respectively                      ---       12,353
   Deferred income taxes                                    404,315      404,315
   Bond issue costs                                         250,053      253,694
   Deferred costs and other assets                           25,060       29,772
                                                       ------------  -----------
Total other assets                                          988,213    1,047,005
                                                       ------------  -----------
                                                       $ 20,944,395  $20,750,540
                                                       ============  ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,      June 30,
                                                        1999            1999
                                                    -------------    -----------
                                                    (unaudited)
Current liabilities:
     Accounts payable                               $ 5,483,099     $ 5,476,019
     Accrued expenses                                   464,473         414,205
     Accrued payroll and related expenses               471,177         458,370
     Accrued professional                               125,798         155,937
     Accrued income taxes                                26,173          13,992
     Current portion of long-term debt                  110,000         110,000
     Other                                              322,860         338,878
                                                   ------------     ------------
Total current liabilities                             7,003,580       6,967,401
                                                   ------------     ------------

Long-Term liabilities:
    Long-term debt, net of current portion            7,185,000       7,185,000
    Other                                                46,186          52,778
                                                   ------------     ------------
Total long-term liabilities                           7,231,186       7,237,778
                                                   ------------     ------------

Stockholders' equity:
    Undesignated preferred stock - no par,
        2,000,000 shares authorized, none
        issued or outstanding                             -----            -----

     Common stock:
     Class A - no par, 10,000,000 shares authorized;
        3,000,000 issued 2,747,000 and 2,747,000
        outstanding, respectively                     3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized,
        issued and outstanding                               48              48
     Retained earnings                                3,213,363       3,436,805
                                                   ------------     ------------
                                                      7,015,337       7,238,779
     Less:  treasury stock (Class A common:
        253,000 and 253,000 shares,
        respectively) - at cost                        (499,563)      ( 499,563)
                                                   ------------     ------------
Total stockholders' equity                            6,515,774       6,739,216
                                                   ------------     ------------
                                                   $ 20,750,540    $ 20,944,395
                                                   ============     ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended
                                                    September 30,
                                               1999               1998
                                               ----               ----

Food Service Revenue                        $9,782,518         $9,115,066

Cost of operations
     Payroll and related expenses            4,024,940          3,921,992
     Other costs of operations               4,002,323          3,651,298
                                           -----------      -------------
          Cost of operations                 8,027,263          7,573,290
                                           -----------      -------------

Gross profit                                 1,755,255          1,541,776
                                           -----------      -------------

Expenses
     General and administrative expenses     1,586,681          1,325,583
     Depreciation and amortization             205,263            174,404
     Provision for doubtful accounts            80,000             80,981
                                           -----------      -------------
          Expenses                           1,871,944          1,580,968
                                           -----------      -------------
Loss from operations                          (116,689)           (39,192)
                                           -----------      -------------
Other income (expense)
     Other                                      22,764              1,323
     Interest income                            18,913             12,882
     Interest expense                         (138,430)          (104,796)
                                           -----------      -------------
          Other income (expense) - net         (96,753)           (90,591)
                                           -----------      -------------

Loss before income taxes                      (213,442)          (129,783)

Provision for income taxes                      10,000             20,000
                                           -----------      -------------

Net loss                                     ($223,442)         ($149,783)
                                           ===========      =============

Net loss per share - basic and diluted          ($0.08)            ($0.05)
                                           ===========      =============

Weighted average number of shares            2,747,000          2,742,734
                                           ===========      =============


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                September 30,
                                                           1999           1998
                                                           ----           ----

Operating activities:
Net loss                                              ($223,442)      ($149,783)
Adjustments to reconcile net loss to
  net cash provided by(used in)
  operating activities:
     Depreciation and amortization                      205,263         174,404
     Provision for bad debts                             80,000          80,981
     Amortization of deferred gain                       (6,592)         (6,591)
     Amortization of bond costs                           3,641           3,641
Changes in assets and liabilities:
     Accounts receivable                              1,243,988         129,471
     Deferred income taxes                                 ----        (108,328)
     Unbilled revenue                                  (143,149)         61,370
     Inventory and other                                (50,620)       (118,648)
     Accounts payable                                     7,080        (265,201)
     Accrued expenses                                    50,268         191,577
     Accrued payroll and related expenses                12,807         (14,687)
     Accrued professional                               (30,139)           -----
     Accrued incomes taxes                               12,181            ----
     Other                                              (16,018)         94,684
                                                      ----------     -----------
Net cash provided by operating activities             1,145,268          72,890
                                                      ----------     ----------

Investing activities:
     Repayment (Advances) to officers                    38,086          (2,750)
     Transfer restricted cash to/(from) cash               -----        (15,997)
     Purchase of property and equipment                (168,501)        (78,291)
     Deferred costs                                       4,712            ----
                                                      ----------     -----------
Net cash (used in) investing activities                (125,703)        (97,038)
                                                      ----------     -----------

Financing activities:
     Repayments of long-term debt                           ----       (154,370)
     Proceeds from line of credit                           ----        122,500
                                                      ----------     -----------
Net cash (used in) financing activities                     ----        (31,870)
                                                      ----------     -----------
     Net increase(decrease) in cash                   1,019,565         (56,018)
                                                      ----------     -----------

Cash and cash equivalents - beginning of period          43,282          13,517

Cash and cash equivalents - end of period            $1,062,847         $75,499
                                                     ==========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                          $136,028        $104,796
     Income taxes                                        $3,300        $143,629


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000. The financial information presented should be read in conjunction with the Company's financial statements that were filed under Form 10-K.

2.   Earnings Per Common Share

     Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ending September 30, 1999 and 1998. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

     The Company follows the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

Results of Operations

         Revenues for the quarter ended September 30, 1999 were $9,782,518, an increase of $667,452 or 7.3% compared to revenues of $9,115,066 in the corresponding quarter last year. The increases are a result of new contracts, growth within existing contracts, offset by contracts canceled during the period.

         Cost of operations provided for the current quarter was $8,027,263 or 82.1% of revenue, compared to $7,573,290 or 83.1% of revenue for similar expenses in the same period last year, an increase of $453,973 or 6.0%. These increases in costs of services provided are due to increased revenues during the same period.

         Gross Profit for the quarter was $1,755,255, compared to $1,541,776 for the same quarter last year, an increase of $213,479 or 13.9%. As a percentage of revenue, gross profit increased from 16.9% in 1998 to 17.9% in 1999. This increase is due to revenues increasing at a greater percentage than direct expenses.

         General and administrative expenses for the quarter were 16.2% of revenue, compared to 14.5% of revenue for the same quarter last year, an increase of $261,098. The increase is the result of an increase in overhead associated with new business start-up and additional costs incurred to support the field operations.

         Interest expense for the three-month period totaled $138,430 compared to $104,796 for the same period last year. The increase in interest expense is attributable to increased borrowings for working capital purposes.

         Net loss after taxes for the quarter ended September 30, 1999 was $223,442 compared to $149,783 for the corresponding quarter last year. Net loss per share for the current quarter was $0.08 compared to net loss per share of $0.05 for the same quarter last year. The increase in current quarter net loss and earnings per share are primarily the result of the increase in general and administrative expenses for the current quarter.

Liquidity and Capital Resources

         At September 30, 1999 the Company had working capital of $2,857,549.

         Operating Activities. Cash provided by operations for the three months ended September 30, 1999 was $1,145,268 compared to $72,890 provided by operations for the three months ended September 30, 1998. A decrease in accounts receivable of $1,243,988 due to increased cash collections was primarily responsible for the current quarter's activity.

         Investing Activities. Investing activities consumed $125,703 in cash in the current quarter compared to $97,038 in cash consumed in the same period last year. This use of cash is primarily associated with the purchase of property and equipment.

         Financing Activities. Current quarter financing activities consumed $ - 0 - in cash compared to $31,780 consumed in the same period last year. Repayment of long term debt consumed approximately $154,370 in cash during the prior period. The Company also received working capital line of credit advances of $122,500 during the prior period.

         Capital Resources. The Company has certain credit facilities with its bank including a line of credit and two industrial revenue bond issues. The Company obtained two series of Industrial Development Bonds totaling $3,560,548 in December 1996. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

         A substantial portion of the Company's revenues are dependent upon the payment of its fees by customer healthcare facilities, that, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third-party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

         The Company has no material commitments for capital expenditures, including the Collegeville Inn & Conference Center, and believes that its cash from operations, existing balances, and available credit facilities are adequate for the foreseeable future to satisfy the needs of its operations.

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

NASDAQ Notification

On June 23, 1999, the NASDAQ Stock Market delisted the Company's Class A Common Stock from the NASDAQ Small Cap market. This action was taken as a result of the Company's failure to meet the market value of public float requirement in Marketplace Rule 4310 (c) (07) and 4310 (c) (4).

Upon delisting, the securities of the Company immediately became eligible to trade on the OTC Bulletin Board. Now that the Class A Common Stock is delisted from NASDAQ, it is a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that is not listed on NASDAQ or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the Securities and Exchange Commission require broker-dealers to deliver to a purchaser of the Company's Class A Common stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation to the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.

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






Date:  November 15, 1999