Form 10-Q
period 1999-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2000-02-14
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark one)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1999

                                       or
/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

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

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of February 14, 2000.

                                TABLE OF CONTENTS


Part I.        Financial Information                                    Page No.

               Consolidated Balance Sheets of
               December 31, 1999 (unaudited) and June 30, 1999            2 - 3

               Consolidated Statements of Operations for the
               Three and Six Months Ended December 31, 1999
               and 1998 (unaudited)                                           4

               Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 1999
               and 1998 (unaudited)                                           5

               Notes to Financial Statements                                  6

               Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  7 - 8

Part II.       Other Information                                             10

               Signatures                                                    11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                     December 31,       June 30,
                                                                        1999             1999
                                                                        ----             ----
                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                        $   998,233      $    43,282
   Accounts receivable, net of allowance for doubtful
   accounts of $879,522  and $637,900, respectively                   7,284,729        8,214,229
   Unbilled  revenue                                                    668,960          435,663
   Deferred income taxes                                                492,666          492,666
   Inventory and other                                                  866,034          785,943
                                                                        -------      -----------
Total current assets                                                 10,310,622        9,971,783
                                                                     ----------      -----------

Property and equipment, net                                           9,725,408        9,912,797
                                                                      ---------        ---------
Construction in Progress                                                 12,810           12,810
                                                                      ---------        ---------
Other assets:
   Advances to officers                                                 304,371          346,871
   Investment in contracts, net of accumulated amortization of
   $1,721,489 and $1,709,136, respectively                                -----           12,353
   Deferred income taxes                                                404,315          404,315
   Bond issue costs                                                     246,411          253,694
   Deferred costs and other assets                                       80,057           29,772
                                                                    -----------     ------------
Total other assets                                                    1,035,154        1,047,005
                                                                    -----------     ------------
                                                                    $21,083,994     $ 20,944,395
                                                                    ===========     ============



           See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,            June 30,
                                                                                    1999                  1999
                                                                                    ----                  ----
                                                                                (unaudited)

Current liabilities:
     Accounts payable                                                            $5,839,639            $ 5,476,019
     Accrued expenses                                                               353,853                414,205
     Accrued payroll and related expenses                                           301,703                458,370
     Accrued professional                                                           167,831                155,937
     Accrued income taxes                                                            35,378                 13,992
     Current portion of long-term debt                                              203,333                110,000
     Other                                                                          343,000                338,878
                                                                                 ----------            -----------
Total current liabilities                                                         7,244,737              6,967,401
                                                                                 ----------            -----------
Long-Term liabilities:
     Long-term debt, net of current portion                                       7,206,667              7,185,000
     Other                                                                           39,596                 52,778
                                                                                 ----------            -----------
Total long-term liabilities                                                       7,246,263              7,237,778
                                                                                 ----------            -----------
Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                   -----                 -----

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued
             2,747,000 outstanding                                                3,801,926              3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48                     48
     Retained earnings                                                            3,290,583              3,436,805
                                                                                  ---------             ----------
                                                                                  7,092,557              7,238,779

Less:  treasury stock (Class A common: 253,000 shares) - at cost                   (499,563)              (499,563)
                                                                                 ----------              ---------
                                                                                  6,592,994              6,739,216
                                                                                -----------              ---------
Total stockholders' equity                                                      $21,083,994            $20,944,395
                                                                                -----------            -----------



            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended                          Six months ended
                                                           December 31,                                December 31,
                                                         1999            1998                   1999             1998

Food Service Revenue                                   $10,108,393       $9,996,543             $19,890,911     $19,111,609

Cost of operations
     Payroll and related expenses                        3,793,690        3,756,574               7,818,630       7,659,991
     Other costs of operations                           4,156,828        4,389,645               8,159,151       8,059,518
                                                       -----------       ----------             -----------      ----------
          Cost of operations                             7,950,518        8,146,219              15,977,781      15,719,509
                                                       -----------       ----------             -----------      ----------
Gross profit                                             2,157,875        1,850,324               3,913,130       3,392,100
                                                       -----------       ----------             -----------      ----------

Expenses
     General and administrative expenses                 1,589,243        1,399,793               3,175,924       2,749,790
     Depreciation and amortization                         198,113          176,776                 403,376         347,747
     Provision for doubtful accounts                       120,000           60,000                 200,000         120,000
                                                       -----------       ----------             -----------      ----------
        Expenses                                         1,907,356        1,636,569               3,779,300       3,217,537
                                                       -----------       ----------             -----------      ----------
Income from operations                                     250,519          213,755                 133,830         174,563
                                                       -----------       ----------             -----------      ----------
Other income (expense)
     Other                                                  (7,354)           6,130                  15,410           7,454
     Interest income                                        21,161           12,989                  40,074          25,870
     Interest expense                                     (151,156)        (132,947)               (289,586)       (237,743)
                                                       -----------       ----------             -----------      ----------
          Other income (expense) - net                    (137,349)        (113,828)               (234,102)       (204,419)
                                                       -----------       ----------             -----------      ----------

 Income/(Loss) before income taxes                         113,170           99,927                (100,272)        (29,856)

Provision for income taxes                                 35,950            30,000                  45,950          50,000
                                                       -----------       ----------             -----------      ----------
Net income/(loss)                                       $  77,220       $    69,927               $(146,222)      $ (79,856)
                                                       -----------       ----------             -----------      ----------

Basic and diluted earnings/(loss)
      - basic and diluted                               $     .03      $        .03               $   (0.05)      $  (0.03)
                                                       -----------       ----------             -----------      ----------

Weighted average number of shares                       2,847,000         2,735,560               2,847,000      2,738,332
                                                       -----------       ----------             -----------      ----------



            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,

                                                                                     1999                   1998
                                                                                     ----                   ----

Operating activities:
Net loss                                                                          $(146,222)              $(79,856)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
     Depreciation and amortization                                                   403,376                347,747
     Provision for bad debts                                                         200,000                120,000
     Amortization of deferred gain                                                   (13,182)               (60,278)
     Amortization of bond costs                                                        7,283                  7,283
Changes in assets and liabilities:
     Accounts receivable                                                             729,500             (1,708,962)
     Unbilled revenue                                                               (233,297)               153,617
     Inventory and other                                                             (80,091)              (276,330)
     Accounts payable                                                                363,620                987,339
     Accrued expenses                                                                (60,352)                ------
     Accrued payroll and related expenses                                           (156,667)                69,663
     Accrued professional                                                             11,894                254,748
     Accrued incomes taxes                                                            21,386                 (5,092)
     Other                                                                             4,122                 22,849
                                                                                   ---------               --------
Net cash provided by (used in) operating activities                                1,051,370               (167,272)
                                                                                   ---------               ---------

Investing activities:
     Repayment (Advances) to officers                                                 42,500                (43,642)
     Transfer restricted cash to/(from) cash                                            ----                (39,511)
     Purchase of property and equipment                                             (203,634)              (211,839)
     Deferred costs and other assets                                                 (50,285)                 5,160
                                                                                    --------               --------
Net cash used in investing activities                                               (211,419)              (289,832)
                                                                                    --------               --------

Financing activities:
     Repayments of long-term debt                                                   (110,000)              (168,060)
     Proceeds from line of credit                                                      -----                522,500
     Proceeds from term note                                                         225,000                  -----
     Purchase of treasury stock                                                        -----                (15,000)
                                                                                    --------               ---------
Net cash provided by financing activities                                            115,000                339,440
                                                                                    --------               ---------
     Net increase(decrease) in cash                                                  954,951               (117,664)
                                                                                     -------              ---------
Cash and cash equivalents - beginning of period                                       43,282                131,517
                                                                                    --------               ---------
Cash and cash equivalents - end of period                                           $998,233                $13,853
                                                                                    --------               ---------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                                       $283,077               $237,743
     Income taxes                                                                    $35,350               $143,629


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


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

2.       Earnings Per Common Share

         Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three and six month periods ending December 31, 1999 and 1998. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

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

Results of Operations

                 Revenues  for  the  quarter   ended   December  31,  1999  were
$10,108,393, an increase of $111,850 or 1% compared to revenues of $9,996,543 for the corresponding quarter last year. Revenues for the six month period ended December 31, 1999 were $19,890,911, an increase of $779,302 or 4% compared to the corresponding period in 1998. The increases are a result of new contracts, growth within existing contracts, offset by contracts canceled during the period

         Costs of operations for the current quarter were $7,950,518, compared to $8,146,219 for similar expenses in the same period last year, a decrease of $195,701 or 2%. This decrease is due to a reduction in other costs of operations. For the six month period ended December 31, 1999, cost of operations were $15,977,781, compared to $15,719,509 for the same period last year, an increase of $258,272 or 2% compared to the corresponding period in 1998. This increase in cost of operations is due primarily to an increase in payroll and related expenses.

                  Gross Profit for the quarter was $2,157,875, compared to $1,850,324, an increase of $307,551 or 17%. As a percentage of revenue, gross profit increased from 18.5% in 1998 to 21.3% in 1999. For the six month period ended December 31, 1999, gross profit was $3,913,130 versus $3,392,100, an increase of $521,030. These increases in gross profit are due to revenues increasing at a greater percentage than direct expenses.

                 General and administrative expenses for the quarter were 15.7% of revenue, compared to 14% of revenue for the same quarter last year, an increase of $189,450. The increase is the result of an increase in overhead associated with new business start-up and additional costs incurred to support operations.

                 Interest expense for the three-month period totaled $151,156 compared to $132,947 for the same period last year. For the six month period ended December 31, 1999, interest expense was $289,586 versus $237,743 in the corresponding period in 1998. The increase in interest expense is attributable to increased short-term borrowings for working capital purposes.

                 Net income after taxes for the quarter ended December 31, 1999 was $77,220 compared to $69,927 for the corresponding quarter last year. Net income per share for the current quarter was $0.03 compared to net income per share of $0.03 for the corresponding quarter last year. The consistency in current quarter net income and earnings per share are primarily the result of the increases in gross profit offset by increases in general and administrative expenses for the current quarter.

Net loss for the six month period was $146,222 versus $79,856 for the corresponding period last year. Net loss per share was $0.05 compared to $0.03 for the same period last year. The increase in current period net loss and loss per share are primarily the result of the increase in general and administrative expenses for the current quarter.

Liquidity and Capital Resources

                 At December 31, 1999, the Company had working capital of $3,065,885.

                 Operating Activities. Cash provided by operations for the six month period ended December 31, 1999 was $1,051,370 compared to $167,272 used by operations for the six months ended December 31, 1998. A decrease in accounts receivable of $729,500 was primarily responsible for the current period's activity.

                 Investing Activities. Investing activities consumed $211,419 in cash in the current period compared to $289,832 in cash consumed in the same period last year. This use of cash is primarily associated with the purchase of property and equipment.

                 Financing Activities. Current period financing activities provided $115,000 in cash compared to $339,440 provided in the same period last year. Repayment of long term debt consumed approximately $110,000 in cash during the current period. The Company also received proceeds of $225,000 in the form of a term note from its existing bank.

                 Capital Resources. The Company has certain credit facilities with its bank including a line of credit, a term note, and two industrial revenue bond issues. The Company obtained two series of Industrial Development Bonds totaling $3,560,548 in December 1996. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

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


Item 1.          Legal Proceedings                          None

Item 2.          Changes in Securities                      None

Item 3.          Defaults Upon Senior Securities            None

Item 4.          Submission of Matters to a Vote of Security Holders

                 On December 15, 1999 the Company held its Annual Meeting of Stockholders, whereby the stockholders elected Directors. The vote on such matter was as follows:

                 Election of Directors:

                                                    For         Withheld
                                                    ---         --------
                 Joseph V. Roberts               2,358,294       35,945
                 Kathleen A. Hill                2,358,294       35,945
                 Michael Gosman                  2,356,294       37,945
                 Samuel R. Shipley, III          2,356,794       37,445
                 Michelle Roberts-O'Donnell      2,356,294       37,945
                 Jane Scaccetti                  2,356,294       37,945
                 Richard Kresky                  2,356,294       37,945


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






Date:  February 14, 2000