Form 10-Q
period 2000-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2000-05-15
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly  period ended March 31, 2000
                                                ---------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _______________

                         Commission File Number 0-19824
                                                -------

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-2095332
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

      Box 725, 2071  Kimberton Road, Kimberton, PA                  19442
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (610) 935-2050
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
          Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days Yes   X   No
                                      -----   -----.

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of May 9, 2000.

                                TABLE OF CONTENTS


Part I.        Financial Information                                    Page No.
               ---------------------                                    --------

               Consolidated Balance Sheets as of
               March 31, 2000 (unaudited) and June 30, 1999                2 - 3

               Consolidated  Statements of  Operations  for the Three
               and Nine Months Ended March 31, 2000  (unaudited)  and
               1999 (unaudited)                                                4

               Consolidated  Statements  of Cash  Flows  for the Nine
               Months Ended March 31, 2000 (unaudited) and 1999
               (unaudited)                                                   5

               Notes to unaudited Consolidated Financial Statements          6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7 - 9

Part II.       Other Information                                             10

               Signatures                                                    11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              March 31,       June 30,
                                                                 2000           1999
                                                                 ----           ----
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                 $ 1,091,191   $    43,282
   Accounts receivable, net of allowance for doubtful
   accounts of $940,883 and $637,900, respectively             6,186,865     8,214,229
   Unbilled  revenue                                             655,043       435,663
   Deferred income taxes                                         492,666       492,666
   Inventory and other                                           878,294       785,943
                                                             -----------   -----------
Total current assets                                           9,304,059     9,971,783
                                                             -----------   -----------

Property and equipment, net                                    9,677,905     9,912,797
                                                             -----------   -----------
Construction in Progress                                          12,810        12,810
                                                             -----------   -----------
Other assets:
   Advances to officers and employees                            294,318       346,871
   Investment in contracts, net of accumulated
   amortization of $1,721,489 and $1,709,136, respectively          --          12,353
   Deferred income taxes                                         404,315       404,315
   Bond issue costs                                              242,770       253,694
   Deferred costs and other assets                                16,021        29,772
                                                             -----------   -----------
Total other assets                                               957,424     1,047,005
                                                             -----------   -----------
                                                             $19,952,198   $20,944,395
                                                             ===========   ===========





            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       March 31,               June 30,
                                                                                         2000                    1999
                                                                                         ----                    ----
                                                                                      (unaudited
Current liabilities:
     Accounts payable                                                                 $  4,459,800         $  5,476,019
     Accrued expenses                                                                      771,008              414,205
     Accrued payroll and related expenses                                                  241,514              458,370
     Accrued professional                                                                   59,982              155,937
     Accrued income taxes                                                                   11,760               13,992
     Current portion of long-term debt                                                     174,000              110,000
     Other                                                                                 434,465              338,878
                                                                                      ------------         ------------
Total current liabilities                                                                6,152,529            6,967,401
                                                                                      ------------         ------------
Long-Term liabilities:
    Long-term debt, net of current portion                                               7,062,551            7,185,000
    Other                                                                                   33,005               52,778
                                                                                      ------------         ------------
Total long-term liabilities                                                              7,095,556            7,237,778
                                                                                      ------------         ------------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                             --                   --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding                                                     3,801,926            3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                        48                   48

     Retained earnings                                                                   3,401,702            3,436,805
                                                                                      ------------         ------------
                                                                                         7,203,676            7,238,779

Less:  treasury stock (Class A common: 253,000 shares) - at cost                          (499,563)            (499,563)
                                                                                      ------------         ------------
Total stockholders' equity                                                               6,704,113            6,739,216
                                                                                      ------------         ------------
                                                                                      $ 19,952,198         $ 20,944,395
                                                                                      ============         ============



            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                       Nine months ended
                                                                  March 31,                               March 31,
                                                          2000                 1999               2000                 1999
                                                          ----                 ----               ----                 ----
Food Service Revenue                                  $  9,964,677        $  9,711,904        $ 29,855,588        $ 28,823,513

Cost of operations
     Payroll and related expenses                        3,746,042           3,851,386          11,564,672          11,511,377
     Other costs of operations                           4,192,257           4,185,211          12,351,408          12,244,729
                                                      ------------        ------------        ------------        ------------
          Cost of operations                             7,938,299           8,036,597          23,916,080          23,756,106
                                                      ------------        ------------        ------------        ------------

Gross profit                                             2,026,378           1,675,307           5,939,508           5,067,407
                                                      ------------        ------------        ------------        ------------

Expenses
     General and administrative expenses                 1,473,437           1,338,737           4,649,361           4,082,993
     Depreciation and amortization                         163,578             152,629             566,954             500,376
     Provision for doubtful accounts                       120,000             140,000             320,000             265,534
                                                      ------------        ------------        ------------        ------------
          Expenses                                       1,757,015           1,631,366           5,536,315           4,848,903
                                                      ------------        ------------        ------------        ------------


Income from operations                                     269,363              43,941             403,193             218,504
                                                      ------------        ------------        ------------        ------------

Other income (expense)
     Other                                                   6,591              28,241              22,001              35,695
     Interest income                                        24,224              45,868              64,298              71,738
     Interest expense                                     (155,616)           (109,508)           (445,202)           (347,251)
                                                      ------------        ------------        ------------        ------------
          Other income (expense) - net                    (124,801)            (35,399)           (358,903)           (239,818)
                                                      ------------        ------------        ------------        ------------

Income/(Loss) before income taxes                          144,562               8,542              44,290             (21,314)

Provision for income taxes                                  33,443                   0              79,393              50,000
                                                      ------------        ------------        ------------        ------------

Net income/(loss)                                     $    111,119        $      8,542        $    (35,103)       $    (71,314)
                                                      ------------        ------------        ------------        ------------
Basic and diluted earnings/(loss)
      - basic and diluted                             $        .04        $        .00        $      (0.01)       $      (0.03)
                                                      ------------        ------------        ------------        ------------

Weighted average number of shares                        2,847,000           2,727,734           2,847,000           2,734,799
                                                      ============        ============        ============        ============




            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                  March 31,

                                                                                         2000                   1999
                                                                                         ----                   ----

Operating activities:
Net loss                                                                           $   (35,103)           $   (71,314)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
     Depreciation and amortization                                                     536,257                500,376
     Provision for bad debts                                                           320,000                265,534
     Amortization of deferred gain                                                     (19,773)                65,925
     Amortization of bond costs                                                         10,924                 10,924
Changes in assets and liabilities:
     Accounts receivable                                                             1,707,364             (2,994,763)
     Unbilled revenue                                                                 (219,380)                51,515
     Inventory and other                                                               (92,351)              (171,733)
     Accounts payable                                                               (1,016,219)             1,099,464
     Accrued expenses                                                                  356,803                (15,803)
     Accrued payroll and related expenses                                             (216,856)               113,257
     Accrued professional                                                              (95,955)              (173,852)
     Accrued incomes taxes                                                              (2,232)                (5,092)
     Other                                                                              95,587                 45,261
                                                                                   -----------            -----------
Net cash provided by (used in) operating activities                                  1,329,066             (1,280,301)
                                                                                   -----------            -----------

Investing activities:
     Repayment (Advances) to officers                                                   52,553                (23,248)
     Transfer restricted cash to/(from) cash                                              --                  895,539
     Purchase of property and equipment                                               (289,012)              (244,991)
     Deferred costs and other assets                                                    13,751                 (7,715)
                                                                                   -----------            -----------
Net cash provided from/ (used in) investing activities                                (222,708)               619,585
                                                                                   -----------            -----------

Financing activities:
     Repayments of long-term debt                                                     (283,449)              (199,310)
     Proceeds from line of credit                                                         --                  772,500
     Proceeds from term note                                                           225,000                   --
     Purchase of treasury stock                                                           --                  (15,000)
Net cash provided by/(used in) financing activities                                    (58,449)               558,190
                                                                                   -----------            -----------
     Net increase(decrease) in cash                                                  1,047,909               (102,526)
                                                                                   -----------            -----------
Cash and cash equivalents - beginning of period                                         43,282                131,517
                                                                                   -----------            -----------
Cash and cash equivalents - end of period                                          $ 1,091,191            $    28,991
                                                                                   -----------            -----------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                                      $   439,932            $   347,251
     Income taxes                                                                  $    60,323            $   143,629


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


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

2.               Earnings Per Common Share

                 Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three and nine month periods ending March 31, 2000 and 1999. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

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

Results of Operations
                 Revenues for the quarter ended March 31, 2000 were $9,964,677, an increase of $252,773 or 2.6% compared to revenues of $9,711,904 for the corresponding quarter last year. Revenues for the nine month period ended March 31, 2000 were $29,855,588, an increase of $1,032,075 or 3.6% compared to the corresponding period in 1999. The increases are a result of new contracts, growth within existing contracts, offset by contracts canceled during the period.

         Costs of operations for the current quarter were $7,938,299, compared to $8,036,597 for similar expenses in the same period last year, a decrease of $98,298 or 1.2%. This decrease is due to a reduction in payroll and related expenses. For the nine month period ended March 31, 2000, cost of operations were $23,916,080, compared to $23,756,106 for the same period last year, an increase of $159,974 or 0.7% compared to the corresponding period in 1999. This increase in cost of operations is due primarily to an increase in the cost of food and supplies.

                  Gross Profit for the quarter was $2,026,378, compared to $1,675,307 for the same period last year, an increase of $351,071 or 21.0%. As a percentage of revenue, gross profit increased from 17.25% in 1999 to 20.34% in 2000. For the nine month period ended March 31, 2000 gross profit was $5,939,508 versus $5,067,407 for the same period last year, an increase of $872,101 or 17.2%. These increases in gross profit are due to revenues increasing at a greater percentage than direct expenses.

                 General and administrative expenses for the quarter were $1,473,437 or 14.8% of revenue, compared to $1,338,737 or 13.8% of revenue for the same quarter last year. For the nine month period ended March 31, 2000 general and administrative expenses were $4,649,361 or 15.6% of revenue as compared to $4,082,993 or 14.2% of revenue for the same period last year. These increases were the result of an increase in overhead and additional costs incurred to support operations.

                 Interest expense for the three-month period totaled $155,616 compared to $109,508 for the same period last year. For the nine month period ended March 31, 2000, interest expense was $445,202 versus $347,251 in the corresponding period in 1999. The increase in interest expense is attributable to increased short-term borrowings for working capital purposes.

                 Net income after taxes for the quarter ended March 31, 2000 was $111,119 compared to $8,542 for the corresponding quarter last year, an increase of 1201%. Net income per share for the current quarter was $0.04 compared to net income per share of $0.00 for the corresponding quarter last year. The increase in current quarter net income and earnings per share are primarily the result of the gross profit increasing at a greater rate than the general and administrative expenses for the current quarter.

                 Net loss for the nine month period was $35,103 versus $71,314 for the corresponding period last year. Net loss per share was $0.01 compared to $0.03 for the same period last year. The decrease in current period net loss and loss per share are primarily the result of the gross profit increasing at a greater rate than the general and administrative expenses for the current quarter.


Liquidity and Capital Resources

                 At  March  31,  2000,  the  Company  had  working   capital  of
$3,151,530.

                 Operating Activities. Cash provided by operations for the nine month period ended March 31, 2000 was $1,329,066 compared to $1,280,301 used by operations for the nine months ended March 31, 1999. A decrease in accounts receivable of $1,707,364 partially offset by a decrease in accounts payable of $1,016,219 was primarily responsible for the current period's activity.

                 Investing Activities. Investing activities consumed $222,708 in cash in the current period compared to $619,585 in cash provided in the same period last year. The current period's use of cash is primarily associated with the purchase of property and equipment. During the prior year period, $895,539 in restricted cash related to reimbursement for equipment purchased under the terms of an Industrial Development Bond was transferred to the Company's operating accounts.

                 Financing Activities. Current period financing activities consumed $58,449 in cash compared to $558,190 provided in the same period last year. Repayment of long term debt consumed approximately $283,449 in cash during the current period. The Company also received proceeds of $225,000 in the form of a term note from its existing bank.

                 Capital Resources. The Company has certain credit facilities with its bank for a total of $7,236,551, including a line of credit, a term note, and two industrial revenue bond issues. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

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

NASDAQ Notification

On June 23, 1999, the NASDAQ Small Cap Market ("NASDAQ") notified the Company that it's shares of Class A common stock ("Class A Common Stock"), traded under the symbol NMSCA, were delisted from the NASDAQ Small Cap market. This action was taken as a result of the Company's failure to meet the market value of public float requirement in Marketplace Rule 4310 (c) (07) and 4310 (c) (4).

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



Date:  May 14, 2000