Form 10-K
period 2000-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2000-09-29
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark  One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) For the fiscal year ended June 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required) (NO FEE REQUIRED)

          For the transition period from       to
                                         -----    -----

                         Commission file Number 0-19824
                                                -------

                      NUTRITION MANAGEMENT SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                            23-2095332
      -----------------------------------      ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

      725 Kimberton Road, Kimberton, Pennsylvania             19442
      ---------------------------------------------      ---------------
      (Address of principal executive offices)              (Zip Code)

           Registrant's telephone number, including area code: 610-935-2050
                                                               ------------

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

                            (Cover page 1 of 2 pages)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanges Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X      NO
                                      ----       ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of September 19, 2000 was approximately $ 429,919.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 19, 2000, there was outstanding 2,747,000 shares of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the Registrant's Class B Common Stock, no par value.


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

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

         On May 31, 1994, the Company purchased twenty-two (22) acres of land containing a 40,000 square foot building formerly used as a restaurant and banquet facility. The Company has recently renovated the property to serve as a comprehensive training facility for Company employees. In addition, the facility will serve as a showroom for prospective customers who will be able to observe the Company's programs for nursing and retirement home dining and hospital cafeteria operations. In September 1997, the Company opened the retail restaurant portion of the Collegeville Inn Conference & Training Center. In
connection therewith, the Company expended approximately $6,000,000 in renovation work. The Company opened the banquet and training division during its second quarter of fiscal year 1998. The remaining division of the project was available for operations in the third quarter of fiscal 2000. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investing Activities" for a description of the costs relating to the renovation work.

         Financial Information About Industry Segments

         See Note M on page 20 of the Financial Statements.

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

    FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC
                              ACCOUNTANTS

        NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES

                        June 30, 2000 and 1999

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            3


       CONSOLIDATED BALANCE SHEETS                                            4

       CONSOLIDATED STATEMENTS OF OPERATIONS                                  5

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                  7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             8


SUPPLEMENTAL INFORMATION

     SCHEDULE OF VALUATION ACCOUNTS                                          24

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholders
Nutrition Management Services Company


         We have audited the accompanying consolidated balance sheets of Nutrition Management Services Company and its subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition Management Services Company and its subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

         We have also audited the schedule of valuation accounts for Nutrition Management Services Corporation and its subsidiaries for each of the three years in the period ended June 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





Philadelphia, Pennsylvania
September 1, 2000

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,



                  ASSETS                                                                           2000           1999
                                                                                            ------------     ------------
Current assets
    Cash and cash equivalents                                                               $  1,134,720   $       43,282
    Accounts receivable (net of allowance for doubtful accounts of $853,005
       and $637,900 in 2000 and 1999, respectively)                                            6,837,269        8,214,229
    Unbilled revenue                                                                             595,228          435,663
    Deferred income taxes                                                                        534,022          492,666
    Inventory                                                                                    227,379          245,642
    Prepaid and other                                                                            460,903          366,232
                                                                                            ------------     ------------
                  Total current assets                                                         9,789,521        9,797,714
                                                                                            ------------     ------------
Property and equipment - net                                                                   9,570,651        9,912,797
                                                                                            ------------     ------------
Construction in progress                                                                          12,810           12,810
                                                                                            ------------     ------------
Other assets
    Investment in contracts (net of accumulated amortization of $1,721,489 and
       $1,709,136 in 2000 and 1999, respectively)                                                    -             12,353
    Advances to officers                                                                         302,221          346,871
    Deferred income taxes                                                                        242,503          404,315
    Bond issue costs                                                                                              239,128
253,694
    Deferred costs and other assets                                                               10,020           29,772
                                                                                            ------------     ------------
                  Total other assets                                                             793,872        1,047,005
                                                                                            ------------     ------------
                                                                                             $20,166,854      $20,770,326
                                                                                            ============     ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                                      $     174,000    $     110,000
    Accounts payable                                                                           3,970,660        5,476,019
    Accrued expenses                                                                             541,346          414,205
    Accrued payroll                                                                              350,547          458,370
    Accrued professional                                                                          48,450          155,937
    Accrued income taxes                                                                          18,466           13,992
    Other                                                                                        131,953          164,809
                                                                                            ------------     ------------
                  Total current liabilities                                                    5,235,422        6,793,332
                                                                                            ------------     ------------
Long-term liabilities
    Long-term debt - net of current portion                                                    6,598,668        7,185,000
    Long-term note payable                                                                     1,404,116              -
    Other                                                                                         26,414           52,778
                                                                                            ------------     ------------
                  Total long-term liabilities                                                  8,029,198        7,237,778
                                                                                            ------------     ------------
Stockholders' equity
    Undesignated preferred stock - no par, 2,000,000 shares authorized,
       none outstanding                                                                              -                -
    Common stock
       Class A - no par, 10,000,000 shares authorized; 3,000,000
          issued, 2,747,000 outstanding in 2000 and 1999                                       3,801,926        3,801,926
       Class B - no par, 100,000 shares authorized; 100,000 shares issued
          and outstanding                                                                             48               48
    Retained earnings                                                                          3,599,823        3,436,805
                                                                                            ------------     ------------
                                                                                               7,401,797        7,238,779
    Less treasury stock - (common - Class A:  253,000 shares in
       2000 and 1999 - at cost )                                                                (499,563)        (499,563)
                                                                                            ------------     ------------
                  Total stockholders' equity                                                   6,902,234        6,739,216
                                                                                            ------------     ------------
                                                                                             $20,166,854      $20,777,326
                                                                                            ============     ============



The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,




                                                                               2000              1999             1998
                                                                           -----------       -----------    -------------

Food service revenue                                                       $42,613,978       $38,773,935      $36,156,074

Cost of operations
    Payroll and related expenses                                            15,304,354        15,490,739       14,864,985
    Other costs of operations                                               18,721,452        15,666,942       14,571,756
                                                                           -----------       -----------    -------------

                  Cost of operations                                        34,025,806        31,157,681       29,436,741
                                                                           -----------       -----------    -------------

                  Gross profit                                               8,588,172         7,616,254        6,719,333
                                                                           -----------       -----------    -------------

Expenses
    General and administrative expenses                                      6,461,990         6,188,531        5,191,218
    Depreciation and amortization                                              731,271           831,482          959,356
    Provision for doubtful accounts                                            584,193           380,000          529,639
                                                                           -----------       -----------    -------------

                  Expenses                                                   7,777,454         7,400,013        6,680,213
                                                                           -----------       -----------    -------------

                  Income from operations                                       810,718           216,241           39,120
                                                                           -----------       -----------    -------------

Other income (expense)
    Interest expense                                                          (605,806)         (505,324)        (391,861)
    Interest income                                                             68,188            92,939          194,727
    Other                                                                       70,380            70,071          276,742
                                                                           -----------       -----------    -------------

                  Other income (expense) - net                                (467,238)         (342,314)          79,608
                                                                           -----------       -----------    -------------

Income (loss) before income taxes                                              343,480          (126,073)         118,728

Income tax expense                                                             180,462            37,154          109,906
                                                                           -----------       -----------    -------------

                  Net income (loss)                                       $    163,018     $    (163,227) $         8,822
                                                                           ===========      ============   ==============

                  Net income (loss) per share - basic and diluted         $       0.06     $      (0.06)  $          0.00
                                                                           ===========      ============   ==============

                  Weighted average number of shares                          2,847,000         2,859,959        2,845,845
                                                                           ===========      ============   ==============




The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              Years ended June 30,








                                  Class A                 Class B
                                Common stock             Common stock                          Treasury stock
                           ---------------------    --------------------                     ---------------------        Total
                           Number                     Number                   Retained      Number                    stockholders'
                          of shares      Amount     of shares     Amount        earnings    of shares       Amount        equity
                          ---------      ------     ---------     ------        --------    ---------       ------     -------------

Balance - July 1,
  1997                    2,797,665    $ 3,801,926   100,000   $    48        $ 3,591,210    (202,335)   $  (421,031)   $ 6,972,153

Repurchase of
    company stock           (27,665)          --        --          --            --          (27,665)       (56,532)       (56,532)

Net income                     --             --        --          --           8,822           --             --            8,822
                          ---------    -----------   -------   ---------      -----------    --------    -----------    -----------

Balance - June 30,
  1998                    2,770,000      3,801,926   100,000        48          3,600,032    (230,000)      (477,563)     6,924,443

Repurchase of
    company stock           (23,000)          --        --          --            --          (23,000)       (22,000)       (22,000)

Net loss                       --             --        --          --           (163,227)       --             --         (163,227)
                          ---------    -----------   -------   ---------      -----------    --------    -----------    -----------

Balance - June 30,
  1999                    2,747,000      3,801,926   100,000        48          3,436,805    (253,000)      (499,563)     6,739,216


Net income                     --             --        --          --            163,018        --             --          163,018
                          ---------    -----------   -------   ---------      -----------    --------    -----------    -----------


Balance - June 30,
  2000                    2,747,000      3,801,926   100,000        48          3,599,823    (253,000)      (499,563)     6,902,234
                          =========    ===========   =======   =========      ===========    ========    ===========    ===========
















The accompanying notes are an integral part of this statement.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,




                                                                                  2000              1999             1998
                                                                            ---------------   ---------------  ----------
Operating activities
    Net (loss) income                                                     $    163,018      $   (163,227)   $       8,822
    Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities
       Depreciation and amortization                                           731,271           831,482          959,356
       Amortization of bond costs                                               14,566            14,566           13,566
       Provision for bad debts                                                 584,193           380,000          529,639
       Amortization of deferred gain                                           (26,364)          (26,364)         (26,372)
       Provision for deferred taxes                                            121,000            26,025         (254,967)
       Loss on sale of equipment                                                11,159               -                -
    Changes in assets and liabilities
       Accounts receivable                                                     792,767        (2,928,490)        (294,806)
       Notes receivable                                                            -                 -             15,261
       Unbilled revenue                                                       (159,565)         (233,713)          42,157
       Inventory                                                                18,262           (71,583)         134,519
       Prepaid and other                                                       (94,671)         (182,974)         (57,219)
       Accounts payable                                                       (101,243)          491,215          662,142
       Accrued professional and expenses                                        19,654           (31,384)        (547,772)
       Accrued payroll                                                        (107,823)           66,362          (68,890)
       Accrued income taxes                                                      4,474             8,900          (63,468)
       Other                                                                   (18,160)           (8,668)         (54,700)
                                                                           -----------      ------------     ------------

              Net cash (used in) provided by operating activities            1,952,538        (1,827,853)         997,268
                                                                           -----------      ------------     ------------

Investing activities
    Purchase of property and equipment                                        (403,169)         (292,037)        (706,295)
    Construction in progress expenditures                                          -                 -         (2,146,453)
    Transfers from restricted cash                                                 -             906,838          189,238
    Other                                                                          -             (47,422)          18,353
    Payment of lease receivable                                                    -                 -            287,023
    Repayments (advances) to employees and officers                             44,650           (57,248)           8,597
    Deferred costs                                                              19,751           (19,650)          76,997
                                                                           -----------      ------------     ------------

              Net cash (used in) provided by investing activities             (338,768)          490,481       (2,272,540)
                                                                           -----------      ------------     ------------

Financing activities
    Proceeds from long-term borrowings                                             -           1,470,447              -
    Repayment of long-term borrowings                                         (747,332)         (199,310)        (804,492)
    Proceeds of term note                                                      225,000               -                -
    Purchase of treasury stock                                                     -             (22,000)         (56,532)
                                                                           -----------      ------------     ------------

              Net cash (used in) provided by financing activities             (522,332)        1,249,137         (861,024)
                                                                           -----------      ------------     ------------

              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                           1,091,438           (88,235)      (2,136,296)

Cash and cash equivalents - beginning of year                                   43,282           131,517        2,267,813
                                                                           -----------      ------------     ------------

Cash and cash equivalents - end of year                                    $ 1,134,720     $      43,282    $     131,517
                                                                           ===========      ============     ============
Supplemental disclosures of cash flow information
    Cash paid during the years for
       Interest (net of amounts capitalized)                              $    566,891      $    480,614     $    391,860
       Income taxes                                                       $    175,988      $    240,813$             -





The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999




NOTE A - ORGANIZATION AND BUSINESS

    Nutrition Management Services Company (the Company) was organized on March 28, 1979, to provide professional management expertise and food services to continuing care and health care facilities in the domestic United States. The Company competes mainly with regional and national food service management companies as well as self-managed departments. Apple Management Services (Apple Management), a wholly owned subsidiary, was organized on November 25, 1991, to provide management service expertise. The Collegeville Inn Conference and Training Center, Inc. (Collegeville Inn located in Lower Providence Township, Pennsylvania), a wholly owned subsidiary, was organized on April 29, 1994. This facility opened in September 1997, and is used as a showroom for prospective customers, comprehensive training facility, and retail restaurant. Apple Fresh Foods, Ltd. (Apple Fresh Foods), was organized on November 14, 1997, to develop a cook-chill food preparation technology for use in the Company's food service business. Apple Fresh Food's operation is located in the Collegeville Inn.

NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Financial Statement Presentation
        -----------------------------------------

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's primary estimate is its allowance for doubtful accounts.

    2.  Cash and Cash Equivalents
        -------------------------

    Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

    3.  Unbilled Revenue
        ----------------

    Unbilled revenue represents amounts for services provided, but not billed as of the balance sheet date.

    4.  Inventory
        ---------

    Inventory, which consists primarily of food, is stated at the lower of cost (first-in, first-out method) or market. The Company records inventory for contracts which require goods to be owned. For the remaining customers, a payable or receivable is recorded for the goods purchased on behalf of the Company's customers, and billed back to customers quarterly. As of June 30, 2000 and 1999, inventory is $227,329 and $245,641, respectively. As of June 30, 2000 and 1999, inventory receivable from customers is $143,167 and $40,016, respectively, while inventory payable to customers is $48,658 and $22,296, respectively.


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999



NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    5.  Property and Equipment
        ----------------------

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term.

    Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2000, management expects these assets to be fully recoverable.

    Construction in progress was stated at cost and represented costs incurred in the construction of the Collegeville Inn's facilities. No depreciation was provided on construction in progress, and costs incurred were transferred to property and equipment in September 1997 and is being depreciated accordingly.

    6.  Investment in Contracts
        -----------------------

    During 1993, the Company entered into an agreement for the acquisition of various service facility contracts. The costs associated with this acquisition were capitalized and are being amortized over a period of five years using the straight-line method. During the years ended June 30, 2000, 1999 and 1998, amortization expense was $12,353, $78,278 and $352,298, respectively.

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

                             June 30, 2000 and 1999




NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    8.  Accounting for Stock-Based Compensation
        ---------------------------------------

    The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for its stock options. This statement contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company's employee stock option plan is accounted for under APB Opinion 25.

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

    10.  Earnings Per Share
         ------------------

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

    Options to purchase 108,000, 127,000 and 156,750 shares of common stock at $4.00 per share were outstanding during 2000, 1999 and 1998, respectively. They were not included in the computation of diluted earnings per share because the option price is greater than the average market price.

    11.  Advertising Costs
         -----------------

    It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended June 30, 2000, 1999 and 1998 was $46,976, $127,919 and $40,866, respectively.

    12.  Reclassification
         ----------------

    Certain 1999 and 1998 items have been reclassified to conform to the current year presentation.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE C - PROPERTY AND EQUIPMENT

    The following details the composition of property and equipment.

                                                         Estimated
                                                         useful lives                2000             1999
                                                         ------------           -------------    ---------
       Property and equipment
           Land                                                   -           $     497,967    $     497,967
           Building                                              40                7,473,318        7,465,377
           Machinery and equipment                          2 -   8                3,281,337        2,916,560
           Furnitures and fixtures                          2 -   8                  699,545          693,247
           Other, principally autos and trucks              2 -  10                  532,284          532,284
                                                                                ------------     ------------
                                                                                  12,484,451       12,105,435
           Less accumulated depreciation                                           2,913,800        2,192,638
                                                                                 -----------      -----------

                                                                                $  9,570,651     $  9,912,797
                                                                                 ===========      ===========

    Depreciation expense amounted to $721,598, $753,204 and $699,038 for the years ended June 30, 2000, 1999 and 1998, respectively.

    The Company capitalized interest costs of $86,266 for the year ended June 30, 1998, for qualifying construction projects. No interest was capitalized for the years ended June 30, 2000 and 1999. Total interest costs incurred before recognition of the capitalized amounts were $605,806, $505,324 and $478,127 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE D - LONG- TERM DEBT

    Long-term debt consisted of the following:

                                                                                                2000              1999
                                                                                           --------------    --------------
       Bankrevolving credit,  interest due monthly at the bank's prime rate plus
           0.5% (9.5% at June 30, 2000), secured by all corporate assets as well as a negative pledge on all assets;
           matures on July 1, 2001                                                           $ 3,385,802      $ 4,000,000

       Notepayable,  term loan incurred in connection  with  purchased  computer equipment,  payable  in equal  monthly  installments  of  $6,250 at a variable interest rate (9.5% at June 30, 2000),  maturing on February
           1, 2003; the acquired equipment was
           pledged as collateral                                                                 201,866              -






                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999



NOTE D - LONG- TERM DEBT - Continued

                                                                                                2000              1999
                                                                                             -----------      -----------
       Industrial Revenue Bonds (Collegeville Inn Projects)
           (see bonds payable)                                                               $ 2,285,000      $ 2,360,000

       Industrial Revenue Bonds (Apple Fresh Foods Projects)
           (see bonds payable)                                                                   900,000          935,000
                                                                                             -----------      -----------
                                                                                               6,772,668        7,295,000
       Less current maturities                                                                   174,000          110,000
                                                                                             -----------      -----------

                                                                                             $ 6,598,668      $ 7,185,000
                                                                                              ==========       ==========

    In December 1996, the Company executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit, totaling approximately $7,500,000. The revolving credit is available through December 2000 and the letters of credit are available for four years with annual renewals. At June 30, 2000, the Company used $3,385,802. Advances under the revolving credit are used for working capital purposes and the acquisition and renovation of the Collegeville Inn. Subsequently, the Bank has provided an extension of the revolving credit line through July 1, 2001.

    These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. The covenants also include the maintenance of a certain current ratio, minimum net worth, minimum cash and cash equivalents balance and other ratios. Collegeville Inn and Apple Fresh Foods were not in compliance with the debt service coverage ratio as of June 30, 2000. Subsequently, the Bank has provided a waiver of compliance for this covenant extending through July 1, 2001.

    Maturities of principal due in the following years are set forth below:

       Year ending June 30,

           2001                                      $   174,000
           2002                                        3,564,802
           2003                                          223,866
           2004                                          135,000
           2005                                          145,000
           Thereafter                                  2,530,000
                                                     -----------

                                                     $ 6,772,668
                                                     ===========


                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE D - LONG- TERM DEBT - Continued

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

    The sinking fund requirements are as follows:

                             Collegeville     Apple Fresh
                                  Inn             Foods            Total
                             -------------   ---------------    -----------

       2001                   $ 80,000          $ 40,000          $120,000
       2002                     85,000            40,000           125,000
       2003                     90,000            40,000           130,000
       2004                     95,000            40,000           135,000
       2005                    100,000            45,000           145,000

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999



NOTE E - INCOME TAXES

    The components of income tax expense are:

                                                 2000       1999         1998
                                             ---------   ---------    ---------
Current
    Federal                                  $  17,716   $ (51,732)   $ 128,064
    State                                       41,746      62,886       72,842
                                             ---------   ---------    ---------

                                                59,462      11,154      200,906
                                             ---------   ---------    ---------
Deferred
    Federal                                     87,000      13,000      (69,000)
    State                                       34,000      13,000      (22,000)
                                             ---------   ---------    ---------

    Total deferred (benefit) expense           121,000      26,000      (91,000)
                                             ---------   ---------    ---------

                                             $ 180,462   $  37,154    $ 109,906
                                             =========   =========    =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately:

                                                                       2000          1999
                                                                  -----------   -----------
Deferred tax assets
    Provision for doubtful accounts                               $   384,000   $   287,000
    Excess of tax over financial statement
        basis of investments in contracts                             309,000       342,000
    Deferred gains                                                     24,000        35,000
    Vacation accrual                                                  150,000       182,000
    Other compensation accrual                                           --          24,000
    Federal capital loss carryforwards                                   --          28,000
    Charitable contribution carryforward                               36,000        39,000
    Federal net operating loss                                           --          53,000
    Other                                                              92,000        92,000
                                                                  -----------   -----------
    Gross deferred tax assets                                         995,000     1,082,000
    Deferred tax asset valuation allowance                               --         (28,000)
                                                                  -----------   -----------
    Total deferred tax assets                                         995,000     1,054,000
Deferred tax liabilities
    Deferred costs capitalized for financial statement purposes          --           1,000
    Depreciation                                                      219,000       156,000
                                                                  -----------   -----------
    Total deferred tax liabilities                                    219,000       157,000
                                                                  -----------   -----------
    Net deferred tax assets                                       $   776,000   $   897,000
                                                                  ===========   ===========




                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999





NOTE E - INCOME TAXES - Continued

    These amounts are classified in the balance sheet as follows:

                                                         2000             1999
                                                     ----------       ----------

       Current asset                                $   534,000      $   493,000
       Non-current asset                                242,000          404,000
                                                     ----------       ----------

                                                    $   776,000      $   897,000
                                                     ==========       ==========

    The following reconciles the tax provision with the U.S. statutory tax rates:

                                                  2000       1999    1998
                                                 ------     ------   ------

       Income taxes at U.S. statutory rates        34.0%      34.0%    34.0%
       States taxes, net of federal tax benefit     8.1      (32.9)    28.1
       Nondeductible expenses                      13.9      (45.4)    44.5
       Decrease in valuation allowance             (8.2)      32.5     (9.0)
       Other                                        4.7      (17.7)    (5.2)
                                                 ------     ------   ------

                                                   52.5%     (29.5)%   92.4%
                                                 ======     ======   ======

    The Company has charitable contribution carryforwards in the amount of $73,000, which begin to expire in the year 2004.

NOTE F - RELATED PARTY

    During 1992, the Company sold its building for a purchase price of $610,000 to a related party (a corporation wholly-owned by the principal stockholder of the Company). At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser. The sale resulted in a gain of $263,717, which has been deferred and will be amortized over the life of the lease. During each of the three years in the period ended June 30, 2000, the Company recognized a gain of $26,364. As of June 30, 2000 and 1999, the balance of the unamortized gain on the sale was $52,778 and $79,154, respectively.

    The Company leases its corporate office building from the above-mentioned related party. During the years ended June 30, 2000, 1999 and 1998, rent expense was $256,304, $228,862 and $229,705, respectively.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE G - COMMITMENTS AND CONTINGENCIES

    1.  Operating Leases
        ----------------

    The Company leases real estate facilities from a corporation owned by a principal stockholder under operating leases. In addition to the minimum annual rentals, the lease requires additional rentals based upon increases in the consumer price index. These leases range from one to five years (see note F).

    The Company is also obligated under various operating leases for operating equipment for periods expiring through 2000. During the years ended June 30, 2000, 1999 and 1998, rent expense was $341,781, $300,300 and $259,546, respectively.

    Minimum annual rentals under non-cancellable operating leases subsequent to June 30, 2000, are as follows:

                                            Operating         Real estate
       Year ending June 30,                 equipment          Facilities
                                           ------------       ----------

             2001                          $     13,609      $   199,862
             2002                                19,128          199,862
             2003                                19,128              -
             2004                                 9,564              -
                                           ------------       ----------

                                           $     61,429      $   399,724
                                            ===========       ==========

    2.  Litigation
        ----------

    In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

NOTE H - STOCKHOLDERS' EQUITY

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

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE H - STOCKHOLDERS' EQUITY - Continued

    During the fiscal year ended June 30, 1999, the Company repurchased 23,000 shares of common stock, for an aggregate price of $22,000. The repurchase price is recorded as a reduction of stockholders' equity.

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

NOTE I - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

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













                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE I - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

    The following is a summary of transactions:

                                                     Number of
                                                       options                                            Weighted
                                                    outstanding                                            average
                                                      incentive      Non-qualified                        exercise
                                                   stock options     stock options          Total           price
                                                   -------------     -------------     ---------------    ----------

       Outstanding at June 30, 1997                     271,250            45,000          316,250      $   4.00
       Exercisable at June 30, 1997                     185,650            45,000          230,650          4.00

       Granted                                           33,000            30,000           63,000          4.00
       Forfeited/exercised                             (207,500)          (15,000)        (222,500)         4.00
                                                       --------           -------         --------

       Outstanding at June 30, 1998                      96,750            60,000          156,750          4.00
       Exercisable at June 30, 1998                      81,350            60,000          141,350          4.00

       Granted                                              -                 -                -            -
       Forfeited/exercised                              (29,750)              -            (29,750)         4.00
                                                       --------           -------         --------

       Outstanding at June 30, 1999                      67,000            60,000          127,000          4.00
       Exercisable at June 30, 1999                      55,800            60,000          115,800          4.00

       Granted                                              -                 -                -             -
       Forfeited/exercised                               (4,000)          (15,000)             -            4.00
                                                       --------           -------         --------

       Outstanding at June 30, 2000                      63,000            45,000          108,000          4.00
       Exercisable at June 30, 2000                      56,000            45,000          101,000          4.00

    All options were granted at exercise prices above market price. The exercise price was $4.00 per share for grants in 2000 and 1999, for the incentive stock options.

    The remaining contractual life of outstanding and exercisable options is approximately five years and four years, respectively.










                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE I - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicate below:

                                                2000         1999        1998
                                            ---------    ----------    --------
       Net (loss) income
           As reported                      $ 163,018    $ (163,227)   $  8,822
           Pro forma                          163,018      (163,227)     (6,170)

       Per Share- basic and diluted
           As reported                      $    0.06    $   (0.06)    $   0.00
           Pro forma                        $    0.06    $   (0.06)    $   0.00

    These pro forma amounts, may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before July 1, 1995.

    The weighted average fair value of the stock options granted to employees used in determining the pro forma amounts is estimated at $-0-, $-0-and $.96 during the years ended June 30, 2000, 1999 and 1998, using the Black-Scholes option-pricing model with the following assumptions used for grants in the fiscal year 2000, 1999 and 1998: dividend yields of 0%, expected volatility of 84%, expected useful life of 5 years for all three years and risk-free interest rate of $-0-, $-0-% and 5.6%, respectively.

    2.  Employee Stock Purchase Plan
        ----------------------------

    The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At June 30, 2000, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                        2000          1999          1998
                                      ---------      -------     ----------

       Aggregate purchase price       $   9,310      $    -      $   21,093
       Shares purchased                  18,316           -          12,691
       Employee participants                 26           23             23

    The Employee Stock Purchase Plan currently holds 4,427 shares of stock in excess of the amounts required by participating employees.

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999



NOTE J - DEFINED CONTRIBUTION PENSION PLAN

    The Company sponsors a 401 (k) plan for all employees who have attained the age of twenty-one and have completed one year of service. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company can match 100% up to the first 6% of employee plan contributions. Participants are vested 20% for each year of service beginning after year 3 and are fully vested after seven service years. During the years ended June 30, 2000, 1999 and 1998, company contributions to the plan, which were charged to expense, amounted to $30,252, $10,092 and $22,526, respectively.

NOTE K - CONCENTRATION OF CREDIT RISK

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

    As of June 30, 2000, the Company has cash accounts with various financial institutions having high credit standings and periodically has cash balances subject to credit risk beyond insured amounts. As a consequence, it believes that its exposure to credit risk loss is limited. The Company does not require collateral and other security to support financial instruments subject to credit risk.

NOTE L - MAJOR CUSTOMERS

    The Company had sales to one customer representing approximately 17%, 17% and 15% of total revenues for the years ending June 30, 2000, 1999 and 1998, respectively. The loss of such customer could have a material adverse effect on the Company's future results of operations.

NOTE M - BUSINESS SEGMENTS

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

    The financial information of the Company's reportable segments have been compiled utilizing the accounting policies described in Note A Organization and Business. The Company's reportable segments are (1) food service management and (2) training and conference center. The Company reports segment performance on an after tax basis. Deferred taxes are not allocated to segments. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other similar companies.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE M - BUSINESS SEGMENTS - Continued

    As of and for the year ended June 30, 2000:

                                                           Food Service         Training and
                                                           Management         Conference Center         Total
                                                           ----------         -----------------         -----
       Food service revenue                                $41,476,456        $  1,137,522          $42,613,978
       Depreciation and amortization                           218,533             512,738              731,271
       Income from operations                                1,809,219            (998,501)             810,718
       Interest income                                          68,188                 -                 68,188
       Interest expense                                       (365,663)           (240,143)             (605,806)
       Income (loss) before taxes (benefit)                    (80,504)            423,984              343,480
       Net income (loss)                                      (260,966)            423,984              163,018
       Total assets                                         10,779,442           9,387,432           20,166,854
       Capital expenditures                                    403,169                 -                403,169

    As of and for the year ended June 30, 1999:

       Food service revenue                                $37,439,489        $  1,334,446          $38,773,935
       Depreciation and amortization                           298,946             532,536              831,482
       Income from operations                                1,840,664          (1,624,423)             216,241
       Interest income                                          59,762              33,177               92,939
       Interest expense                                       (261,459)           (243,865)             (505,324)
       Income (loss) before taxes (benefit)                    178,971            (305,044)             (126,073)
       Net income (loss)                                       141,817            (305,044)             (163,227)
       Total assets                                          9,779,322          10,991,004           20,770,326
       Capital expenditures                                     92,472             199,565              292,037

    As of and for the year ended June 30, 1998:

       Food service revenue                                $34,780,125        $  1,375,949          $36,156,074
       Depreciation and amortization                           677,092             282,264              959,356
       Income from operations                                1,485,887          (1,446,767)              39,120
       Interest income                                         146,822              47,905              194,727
       Interest expense                                       (215,023)           (176,838)             (391,861)
       Income (loss) before taxes (benefit)                  1,555,921          (1,437,193)             118,728
       Net income (loss)                                     1,446,015          (1,437,193)               8,822
       Total assets                                          7,964,135          11,246,705           19,210,840
       Capital expenditures                                     83,229           2,769,519            2,852,748


             Nutrition Management Services Company and Subsidiaries

                             June 30, 2000 and 1999




NOTE N - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

                                                                                       Fiscal 2000
                                                          ----------------------------------------------------------------
                                                          September 30,     December 31,        March 31,         June 30,
                                                          -------------     ------------      -------------     -----------

       Revenues                                           $ 9,782,518      $10,108,393       $ 9,964,677      $12,758,390
       Gross profit                                         1,755,255        2,157,875         2,026,378        2,648,664
       Net income (loss)                                     (223,442)          77,220           111,119          198,121
       Net income (loss) per share - basic
           and diluted                                    $    (0.08)      $      0.03       $     0.04       $      0.07

                                                                                       Fiscal  1999
                                                          ----------------------------------------------------------------
                                                          September 30,     December 31,        March 31,        June 30,
                                                          -------------     ------------      -------------    -----------

       Revenues                                           $ 9,115,066      $ 9,996,543       $ 9,711,904      $ 9,950,422
       Gross profit                                         1,541,776        1,850,324         1,675,307        2,548,847
       Net income (loss)                                     (149,783)          69,927             8,542          (91,913)
       Net income (loss) per share - basic
           and diluted                                    $    (0.05)      $      0.03       $     0.00       $     (0.03)

NOTE O - SUBSEQUENT EVENTS

    The Company entered into an agreement with a third party subsequent to June 30, 2000. As of June 30, 2000, $1,785,000 is due to this third party. The agreement calls for the payment of the full amount outstanding in accordance with an agreed upon schedule of payments. Payment terms begin with $100,000 due on August 1, 2000, followed by 35 monthly payments of $28,000, with a final payment of $702,000 due at the end of the payment term. Accordingly, $1,404,000 of the total due will be classified as a long-term liability on the June 30, 2000 balance sheet.

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                             June 30, 2000 and 1999




The following sets forth the activity in the Company's valuation accounts:

                                                                     Long-term
                                                   Accounts          accounts
                                                   receivable        receivable
                                                  -------------     ------------

Balance at July 30, 1997                            $ 531,428         $  57,509

     Provision for bad debts                          529,639              --

     Write-offs                                      (358,661)          (57,509)
                                                    ---------         ---------

Balance at June 30, 1998                              702,406              --

     Provision for bad debts                          380,000              --

     Write-offs                                      (444,506)             --
                                                    ---------         ---------

Balance at June 30, 1999                              637,900              --

     Provision for bad debts                          584,193              --

     Write-offs                                      (369,088)             --
                                                    ---------         ---------

Balance at June 30, 2000                            $ 853,005         $    --
                                                    =========         =========


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

         Service Agreements

         The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 2000 the Company provided services under various service agreements at 155 facilities. At certain of these facilities, the Company has contracts to provide vending services in addition to the contract to provide food services. Most of these contracts have one year terms and are automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

         The following table shows the number of customer accounts maintained by the Company during each of the last three fiscal years:


                                                 2000     1999      1998
                                                 ----     ----      ----

                  Agreements in effect at
                  beginning of fiscal year        110      103      102

                  New agreements during
                  the fiscal year                  85       17       23

                  Contracts canceled during
                  the fiscal year                  40       10       22
                                                 ----     ----      ----

                  Agreements in effect at the
                  end of the fiscal year          155      110      103
                                                 ----     ----      ----


         In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon. Historically, the Company has not incurred any significant losses related to amounts not collected for services rendered.

         Major Customer

         In fiscal 2000, 17% of the Company's revenues and 16.6% of the Company's gross profit were derived from sales to one customer. The loss of such customer could have a material adverse affect on the Company's results of operations in fiscal 2001.

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

Employees

         At June 30, 2000, the Company employed a total of approximately 585 employees. Approximately 365 of those employees serve in various executive, management, administrative, quality assurance and sales capacities. The remaining 220 employees are primarily dietary workers. A small percentage of the Company's dietary workers were covered by collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

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

         The Company owns approximately twenty-two acres of land in Collegeville, Pennsylvania, upon which construction was completed in 1997. The Company renovated an existing 40,000 square foot building to serve as a training facility and conference center.

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

         The following table shows the range of high and low bid quotations as reported by NASDAQ for the quarters ending during the last two fiscal years for the Class A Common Stock:

                  Fiscal 2000              High                Low
                  -----------              ----                ---
                  First Quarter            3/4                 9/16
                  Second Quarter           3/4                33/64
                  Third Quarter           11/16                7/16
                  Fourth Quarter           7/8                 1/2

                  Fiscal 1999              High                Low
                  -----------              ----                ---
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

         Holders

         As of August 14, 2000, there were approximately forty seven holders of record of the Class A Common Stock. It is estimated that there are in excess of 500 beneficial holders of record.

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

                                                                      Years ended June 30
                                                                      -------------------

                                  2000                1999                  1998                1997                 1996
                                  ----                ----                  ----                ----                 ----

Revenue                      $ 42,613,918         $ 38,773,935         $ 36,156,074        $ 35,293,962        $ 35,138,432

Gross profit                    8,588,173            7,616,254            6,719,333           6,782,040           6,801,924

Income from
Operations                        810,718              216,241               39,120           1,020,689             418,991

Other income
(Expense)                        (467,238)            (342,314)              79,608             242,383             128,563

Net Income(Loss)             $    163,018         $   (163,227)        $      8,822        $    752,276        $    301,954
                             ============         ============         ============        ============        ============


Per share of common stock (basic and diluted):


Net Income                   $       0.06         $      (0.06)        $       0.00        $       0.26        $       0.10
                             ============         ============         ============        ============        ============

Weighted average
common shares
outstanding                     2,847,000            2,859,959            2,845,845           2,921,549           2,956,504
                             ============         ============         ============        ============        ============

                                                                        As of June 30
                                                                        -------------

                                  2000                1999                  1998                1997                 1996
                                  ----                ----                  ----                ----                 ----


Working  capital             $ 4,554,099            $ 3,004,382        $   262,102        $ 2,519,348        $ 3,921,140

Total Assets                  20,166,854             20,770,376         19,210,840         20,381,557         16,962,352

Long-term debt                 8,002,784              7,185,000          5,616,552          6,083,851          3,267,808

Shareholders'
    equity                     6,902,234              6,739,216          6,924,443          6,972,153          6,309,595


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

         Revenues for the year June 30, 2000 ("Fiscal 2000") increased by 9.9% to $42,613,918 compared to revenues of $38,773,935 for the year ended June 30, 1999 ("Fiscal 1999"). The increase results from revenue growth from new business and growth within existing contracts, offset by contracts canceled during the period.

         Direct cost of operations for fiscal 2000 was $34,025,806 compared to $31,209,907 for similar expenses in fiscal 1999, an increase of $2,815,899 or 9.0%. This increase in direct costs is due to operating and inflationary price, wage, and expense increases and related higher revenues during the period.

         Gross Profit for fiscal 2000 was $8,588,173, compared to $7,616,254, an increase of $971,919 or 12.8%. This increase is due to revenues increasing at a greater percentage than direct expenses.

         General and Administrative expenses for fiscal 2000 were $6,461,990 or 15.2% of revenue, compared to $6,188,531 or 16.0% of revenue for fiscal 1999. The percentage decrease is due to revenues growing at a greater rate than the general and administrative expenses.

         Depreciation and amortization for fiscal 2000 was $731,271, compared to $831,482 for fiscal 1999. The decrease of $100,211 or 12.1% was due to a decrease in amortization expenses.

         Provision for doubtful accounts for fiscal 2000 was $584,193 compared to $380,000 for fiscal 1999. The increase of $204,193 is attributable to an increase in business activities and a change in contractual relationships.

         Income from operations for fiscal 2000 was $810,718 or 1.9% of revenue compared to $216,241 or .5% of revenue for fiscal 1999, an increase of $594,477. This increase is due to operating efficiencies and an increase in operating revenues.

         Interest expense for fiscal year 2000 was $605,806 or 1.4% of revenue, compared to $505,324 or 1.3% of revenue for fiscal 1999. This increase is due to an increase in market interest rates as well as an increase in equipment financing activities, which were necessary to support start-up operations associated with the new business contracts discussed above.

         For the reasons stated above, the net income before income taxes for the fiscal year 2000 was $343,480 or 0.8% of revenue compared to the net loss before income taxes $(126,073) or (.3%) of revenue for fiscal 1999, an increase of $469,553 or 372.5% from fiscal 1999.

         The Net Income for fiscal 2000 was $163,018 or $0.06 per share as compared to Net Loss of $(163,227) or ($0.06) per share for fiscal 1999.


         Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

         Revenues for the year ended June 30, 1999 ("Fiscal 1999") increased by 7.2% to $38,773,935 compared to revenues of $36,156,074 for the year ended June 30, 1998 ("Fiscal 1998"). The increase results from revenues generated by the Collegeville Inn Conference & Training Center, Inc. growth within existing contracts, offset by contracts canceled during the period.

         Direct cost of operations for fiscal 1999 was $31,209,907 compared to $29,436,741 for similar expenses in fiscal 1998, an increase of $1,773,166 or 6.0%. This increase in direct costs is due to operating and inflationary price, wage, and expense increases and related higher revenues during the period.

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

         Depreciation and amortization for fiscal 1999 was $831,482, compared to $959,356 for fiscal 1998. The decrease of $127,874 or 13.3% was due to a decrease in amortization expenses for purchased contracts.

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



         Liquidity and Capital Resources

         At June 30, 2000, the Company had working capital of $4,554,099 as compared to $3,004,382 at June 30, 1999. This increase in working capital is primarily attributable to a decrease in the Company's current liabilities which were effected by an increase in cash collections and the reclassification of an amount payable under a third party agreement. The Company's holdings in cash, cash equivalents and marketable securities increased by $1,091,438 to $1,134,720. The Company believes that its existing cash and cash equivalents, investments, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

         Operating Activities

         Cash provided by operations for fiscal 2000 was $1,958,538, compared to $1,827,853 used in operations for fiscal 1999. An increase in collection efforts which reduced accounts receivable was primarily responsible for the change in cash.

         Investing Activities

         Investing activities consumed $338,768 in cash during fiscal 2000 compared to $490,481 provided in cash in fiscal 1999. Investing activities for fiscal 2000 include capital expenditures in the amount of $403,169. During fiscal 1999, $906,838 in restricted cash related to reimbursement for equipment purchased under the terms of an Industrial Development Bond was transferred to the Company's operating accounts.

         Financing Activities

         During fiscal 2000, financing activities consumed $522,332 in cash , compared to $1,249,137 provided in cash in fiscal 1999. Repayment of debt consumed $747,332 in fiscal 2000 compared to $199,310 in fiscal 1999. The Company also borrowed $225,000 in long term debt to fund capital expenditures for Y2K upgrades.


         Capital Resources

         The Company has certain credit facilities with its bank including a line of credit and two Industrial Revenue Bond issues. The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996. As of June 30, 2000 the Company has $614,197 available on its line of credit. The Company is current with all its obligations to its Bank and on its bonds and has met all financial covenants in its loan documents except those that were specifically waived by the bank.

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

         Effects of Inflation

         Substantially all of the Company's agreements with its customers allow the Company to pass through to its customers its increases in the cost of labor. The Company believes that it will be able to recover increased costs attributable to inflation by continuing to pass through cost increases to its customers.


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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 14, of this Form 10-K.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant", and is incorporated herein by reference.


ITEM 10 - EXECUTIVE COMPENSATION

         This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Shareholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will be contained in the Proxy Statement of the Company for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership" and "Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be contained in the Proxy Statements of the Company for the 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.       Consolidated Financial Statements

                  Reports of Independent Certified Public
                  Accountants                                         F-3,4


         Consolidated Balance Sheets as of
                  June 30, 2000 and 1999
                                                                      F-5

                  Consolidated Statements of Operations for
                  the Years Ended June 30, 2000, 1999 and 1998        F-6

                  Consolidated Statements of Stockholders'
                  Equity for the Years Ended June 30, 2000,
                  1999 and 1998                                       F-7

                  Consolidated Statements of Cash Flows for
                  the Years Ended June 30, 2000, 1999 and 1998        F-8

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

3.2 By-laws of the Company (Incorporated by reference to Exhibit 3.2 of the S- 1).


4.1      Specimen Stock Certificate of the Company (Incorporated by reference to
         Exhibit 4.1 of the S-1).

4.5 Registration Rights Agreement between the Company and Kathleen Hill (Inco rporated by reference to Exhibit 4.5 of the S-1).

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

10.16 Loan Agreement between Montgomery County Industrial Development Authority and Apple Fresh Foods Limited (a wholly- owned subsidiary of the Company). (Incorporated by reference to exhibit 10.16, annual report on Form 10-K Filed on September 27, 1997.)


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

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Nutrition Management Services Company
                                  (Registrant)

                                  ----------------------------------
                                  Joseph V. Roberts, Chief Executive Officer and Director


Date:  September 28, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 2000.

/s/ Joseph V. Roberts                  /s/  Kathleen A. Hill
---------------------------------      -----------------------------------
Joseph V. Roberts, Chief               Kathleen A. Hill, President and
Executive Officer and Director         Director
(Principal Financial Officer)

/s/ Richard Kresky                     /s/ Samuel R. Shipley
---------------------------------      -----------------------------------
Richard Kresky, Director               Samuel R. Shipley, Director

/s/ Michael M. Gosman                  /s/ Michelle L. Roberts-O'Donnell
---------------------------------      -----------------------------------
Michael M. Gosman, Director            Michelle L. Roberts-O'Donnell, Director


/s/ Jane Scaccetti
---------------------------------      -----------------------------------
Jane Scaccetti, Director