Form 10-Q
period 2000-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2000-11-20
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number 0-19824


                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2095332
  ------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     Box 725, Kimberton Road, Kimberton, PA                19442
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (610) 935-2050

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

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 12, 2000.

                                TABLE OF CONTENTS


Part I.          Financial Information                                  Page No.
                 ---------------------                                  --------


                 Consolidated Balance Sheets of
                 September 30, 2000 (unaudited) and June 30, 2000       2 - 3

                 Consolidated Statements of Operations for the Three Months Ended September 30, 2000 (unaudited) and
                 1999 (unaudited)                                       4

                 Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 (unaudited) and
                 1999 (unaudited)                                       5

                 Notes to Financial Statements                          6

                 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                              7 - 9

Part II.         Other Information                                      10

                 Signatures                                             11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           September 30,       June 30,
                                                                             2000                2000
                                                                           (unaudited)

Current assets:
   Cash and cash equivalents                                                   $642,164       $1,134,720
   Accounts receivable, net of allowance for doubtful
      accounts of $1,008,272 and 853,005, respectively                        7,958,350        6,837,269
   Accrued Income                                                               441,815          595,228
   Deferred income taxes                                                        534,022          534,022
   Inventory                                                                    217,190          227,379
   Prepaid and other                                                            357,797          460,903
                                                                             ----------       ----------
Total current assets                                                         10,151,338        9,789,521
                                                                             ----------       ----------

Property and equipment, net                                                   9,460,457        9,570,651
                                                                             ----------       ----------
Construction in Progress                                                         28,410           12,810
                                                                             ----------       ----------

Other assets:
   Advances to employees                                                        324,178          302,221
   Deferred income taxes                                                        242,503          242,503
   Bond issue costs                                                             235,486          239,128
   Deferred costs and other assets                                               10,021           10,020
                                                                             ----------       ----------
                                                                                812,188          793,872
                                                                             ----------       ----------
Total other assets                                                          $20,452,393     $ 20,166,854
                                                                             ==========       ==========


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          September 30,         June 30,
                                                                                               2000               2000
                                                                                          (unaudited)

Current liabilities:
     Accounts payable                                                                      $ 4,680,360      $ 3,970,660
     Accrued expenses                                                                          655,544          541,346
     Accrued payroll and related expenses                                                      374,859          350,547
     Accrued professional                                                                       39,626           48,450
     Accrued income taxes                                                                       44,639           18,466
     Current portion of long-term debt                                                         174,000          174,000
     Other                                                                                     173,703          131,953
                                                                                           -----------      -----------
Total current liabilities                                                                    6,142,731        5,235,422
                                                                                           -----------      -----------

Long-Term liabilities:
    Long-term debt, net of current portion                                                   6,134,657        6,598,668
    Long-term note payable                                                                   1,319,869        1,404,116
    Other                                                                                       19,823           26,414
                                                                                           -----------      -----------
Total long-term liabilities                                                                  7,474,349        8,029,198
                                                                                           -----------      -----------


Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                                -----            -----

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued
             2,747,000 and 2,747,000 outstanding, respectively                               3,801,926        3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                            48               48
     Retained earnings                                                                       3,532,902        3,599,823
                                                                                             ---------        ---------
                                                                                             7,334,876        7,401,797

     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                                        (499,563)        (499,563)
                                                                                             ---------        ---------
Total stockholders' equity                                                                   6,835,313        6,902,234
                                                                                             ---------        ---------
                                                                                          $ 20,452,393     $ 20,166,854
                                                                                          ============     ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months ended
                                                                             September 30,
                                                                       2000                 1999
Food Service Revenue                                               $12,192,563          $9,782,518

Cost of Operations
Payroll and related expenses                                         3,755,366           4,024,940
     Other costs of operations                                       6,455,074           4,002,323
                                                                   -----------          ----------
          Cost of operations                                        10,210,440           8,027,263
                                                                   -----------          ----------

Gross Profit                                                         1,982,123           1,755,255
                                                                   ------------         ----------

Expenses
     General and administrative expenses                             1,563,123           1,586,681
     Depreciation and amortization                                     156,272             205,263
      Provision for doubtful accounts                                  180,000              80,000
                                                                   -----------          ----------
           Expenses                                                  1,899,395           1,871,944
                                                                   -----------          ----------

Income/(Loss) from operations                                           82,728            (116,689)
                                                                   -----------          ----------

Other income (expense)
     Other                                                               6,115             22,764
     Interest income                                                    12,160             18,913
     Interest expense                                                 (144,591)          (138,430)
                                                                   -----------          ----------
            Other income (expense) - net                              (126,316)           (96,753)
                                                                   -----------          ----------

 Loss before income taxes                                              (43,588)          (213,442)

Provision for income taxes                                              23,334             10,000
                                                                   -----------          ----------

Net loss                                                              ($66,922)         ($223,442)
                                                                   -----------          ----------

Net loss per share - basic and diluted                                  ($0.02)            ($0.08)
                                                                   ===========          ==========

Weighted average number of shares                                    2,847,000          2,847,000
                                                                   ===========          ==========



            See Notes to Unaudited Consolidated Financial Statements

                      Nutrition Management Services Company
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months -Ended
                                                                                          September 30,
                                                                                      2000            1999

Operating activities:
Net loss                                                                           ($66,922)             ($223,442)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                  146,039                205,263
     Provision for bad debts                                                        180,000                 (6,592)
     Amortization of deferred gain                                                   (6,591)                80,000
     Amortization of bond costs                                                       3,642                  3,641
Changes in assets and liabilities:
     Accounts receivable                                                         (1,301,081)             1,243,988
     Accrued Income                                                                 153,413               (143,149)
     Inventory and other                                                            113,295                (50,620)
     Accounts payable                                                               709,700                  7,080
     Accrued expenses                                                               114,198                 50,268
     Accrued payroll and related expenses                                            24,312                 12,807
     Accrued professional                                                            (8,824)               (30,139)
     Accrued incomes taxes                                                           26,173                 12,181
     Other                                                                           41,750                (16,018)
                                                                                 ----------              ---------
Net cash provided by operating activities                                           129,104              1,145,268
                                                                                 ----------              ---------

Investing activities:
     Repayment (Advances) to employees                                              (21,957)                38,086
     Purchase of property and equipment, (net)                                      (51,445)              (168,501)
     Deferred costs                                                                       0                  4,712
                                                                                 ----------              ---------
Net cash (used in) investing activities                                             (73,402)              (125,703)
                                                                                 ----------              ---------

Financing activities:
     Repayments of long-term debt                                                (1,150,000)                -----
     Repayments of long-term note payable third party debt                          (84,294)                -----
     Repayments of term loan                                                        (13,964)                -----
     Proceeds from line of credit                                                   700,000                 -----
                                                                                 ----------              ---------
Net cash (used in) financing activities                                            (548,258)                -----
                                                                                 ----------              ---------
     Net increase(decrease) in cash                                                (492,556)             1,019,565
                                                                                 ----------              ---------

Cash and cash equivalents - beginning of period                                   1,134,720                 43,282

Cash and cash equivalents - end of period                                         $ 642,164             $1,062,847
                                                                                  =========             ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:

     Interest                                                                       $90,721              $136,028
     Income taxes                                                                      $200                $3,300


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                September 30,2000


1.               Basis of Presentation

                 The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, all adjustments that, in the opinion of management are necessary for fair presentation of the financial statements, have been included. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2001. The financial information presented should be read in conjunction with the Company's financial statements that were filed under Form 10-K.

2.               Earnings Per Common Share

                 Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ending September 30, 2000 and 1999. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

3.               Litigation

                 In the normal course of its business, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                 During 1998, the Company adopted the provisions of SFAS No. 123, Earnings Per Share, which eliminates primary and fully diluted earning per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations

                 Revenues  for  the  quarter  ended   September  30,  2000  were
$12,192,563, an increase of $2,410,045 or 24.6% compared to revenues of $9,782,518 in the corresponding quarter last year. The increases are a result of new contracts and growth within existing contracts, offset by contracts canceled during the period.

         Cost of operations provided for the current quarter was $10,210,440, compared to $8,027,263 for similar expenses in the same period last year, an increase of $2,183,177 or 27.2%. These increases in costs of services provided are due to increased operating and start up costs associated with new business.

                  Gross Profit for the quarter was $1,982,123, compared to $1,755,255, an increase of $226,868 or 12.9%. As a percentage of revenue, gross profit decreased from 17.9% to 16.2%. This decrease is due to direct expenses increasing at a greater percentage than revenues.


                 General and administrative expenses for the quarter were 12.8% of revenue, compared to 16.2% of revenue for the same quarter last year, a decrease of $23,558 or 1.5%. The decrease is the result of the general and administrative expenses remaining constant while revenue increased over 1999.

                 Interest expense for the three-month period totaled $144,591compared to $138,430 for the same period last year. The increase in interest expense is attributable to an increase in interest rates offset by a decrease in borrowings.

                 Net loss after taxes for the quarter ended September 30, 2000 was ($66,922) compared to ($223,442) for the corresponding quarter last year. Net loss per share for the current quarter was ($0.02) compared to net loss per share of ($0.08) for the same quarter last year. The decrease in current quarter net loss and earnings per share are primarily the result of the increase in revenues for the current quarter.

Liquidity and Capital Resources

                 At September 30, 2000 the Company had working capital of $4,008,607.

                 Operating Activities. Cash provided by operations for the three months ended September 30, 2000 was $129,104 compared to $1,145,268 provided by operations for the three months ended September 30, 1999. An increase in current liabilities and noncash items of $1,430,185 offset by an increase in accounts receivable of $1,301,081 was primarily responsible for the current quarter's activity.

                 Investing Activities. Investing activities consumed $73,402 in cash in the current quarter compared to $125,703 in cash consumed in the same period last year. This use of cash is associated with the purchase of property and equipment.

                 Financing Activities. Current quarter financing activities consumed $548,258 in cash compared to $-0-consumed in the same period last year. Net repayments to the line of credit of $450,000 and long term debt of $98,258 is responsible for the use of cash.

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



Date:  November 20, 2000