Form 10-Q
period 2000-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2001-02-14
CIK 879303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000
                                        -----------------
                                       or
[   ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________

                         Commission File Number 0-19824

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                   23-2095332
- --------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      Box 725, Kimberton Road, Kimberton, PA                19442
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (610) 935-2050
                                                   -----------------------------
                                                                 N/A
- --------------------------------------------------------------------------------
          Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /.

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of February 14, 2001.

                                TABLE OF CONTENTS


Part I.       Financial Information                                    Page No.

              Consolidated Balance Sheets of
              December 31, 2000 (unaudited) and June 30, 2000           2 - 3

              Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2000 and 1999
              (unaudited)                                               4

              Consolidated Statements of Cash Flows for the
              Six Months Ended December 31, 2000
              and 1999 (unaudited)                                      5

              Notes to Financial Statements                             6

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                 7 - 8

Part II.      Other Information                                           10

              Signatures                                                  11

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                December 31,     June 30,
                                                                  2000              2000
                                                                  ----              ----
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                    $492,297       $1,134,720
   Accounts receivable, net of allowance for doubtful
   accounts of $1,201,213  and $853,005, respectively          7,672,266        6,837,269
   Unbilled Revenue                                              614,566          595,228
   Deferred income taxes                                         534,022          534,022
   Inventory                                                     262,553          227,379
   Prepaid and other                                             437,777          460,903
                                                              ----------        ---------

Total current assets                                          10,013,481        9,789,521
                                                              ----------        ---------

Property and equipment, net                                    9,397,721        9,570,651
                                                              ----------        ---------

Construction in Progress                                          28,409           12,810
                                                              ----------        ---------

Other assets:
   Advances to employees                                         310,190          302,221
   Deferred income taxes                                         242,503          242,503
   Bond issue costs                                              231,845          239,128
   Deferred costs and other assets                                10,021           10,020
                                                             -----------      -----------

Total other assets                                               794,559          793,872
                                                             -----------      -----------

                                                             $20,234,170      $20,166,854
                                                             ===========      ===========



            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31,    June 30,
                                                                               2000           2000
                                                                               ----           ----
                                                                           (unaudited)
Current liabilities:
     Current portion of long-term debt                                     $  174,000      $  174,000
     Accounts payable                                                       5,251,019       3,970,660
     Accrued expenses                                                         566,876         541,346
     Accrued payroll and related expenses                                     490,099         350,547
     Accrued professional                                                      10,304          48,450
     Accrued income taxes                                                      82,800          18,466
     Other                                                                    157,212         131,953
                                                                           ----------      ----------

Total current liabilities                                                   6,732,310       5,235,422
                                                                           ----------      ----------

Long-Term liabilities:
    Long-term debt, net of current portion                                  5,281,639       6,598,668
    Long Term Note Payable                                                  1,235,622       1,404,116
    Other                                                                      13,232          26,414
                                                                            ---------       ---------
Total long-term liabilities                                                 6,530,492       8,029,198
                                                                            ---------       ---------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                               -----         ------

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding                                        3,801,926       3,801,926

     Class B - no par, 100,000 shares authorized, issued and outstanding           48              48
     Retained earnings                                                      3,668,957       3,599,823
                                                                            ---------      ----------
                                                                            7,470,931       7,401,797

     Less:  treasury stock (Class A common: 253,000 shares) - at cost        (499,563)       (499,563)
                                                                            ---------      ----------

Total stockholders' equity                                                  6,971,368       6,902,234
                                                                          -----------     -----------

                                                                          $20,234,170     $20,166,854
                                                                          ==========      ===========


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended                     Six months ended
                                                     December 31,                            December 31,
                                                2000              1999             2000              1999
                                                ----              ----             ----              ----

Food Service Revenue                         $12,214,557      $10,108,393        $24,407,120      $19,890,911

Cost of operations
     Payroll and related expenses              3,778,211        3,793,690          7,533,577        7,818,630
     Other costs of operations                 6,138,762        4,156,828         12,593,836        8,159,151
                                             -----------      -----------        -----------       ----------
          Cost of operations                   9,916,973        7,950,518         20,127,413       15,977,781
                                             -----------      -----------        -----------       ----------
Gross profit                                   2,297,584        2,157,875          4,279,707        3,913,130
                                             -----------      -----------        -----------       ----------

Expenses
     General and administrative expenses       1,645,177        1,589,243          3,208,300        3,175,924
     Depreciation and amortization               179,262          198,113            335,534          403,376
     Provision for doubtful accounts             180,000          120,000            360,000          200,000
                                             -----------      -----------        -----------       ----------
          Expenses                             2,004,439        1,907,356          3,903,834        3,779,300
                                             -----------      -----------        -----------       ----------

Income from operations                           293,145          250,519            375,873          133,830
                                             -----------      -----------        -----------       ----------
Other income (expense)
     Other                                         6,591           (7,354)            12,706           15,410
     Interest income                               8,791           21,161             20,951           40,074
     Interest expense                           (137,470)        (151,156)          (282,061)        (289,586)
                                             -----------      -----------        -----------       ----------
          Other income (expense) - net          (122,088)        (137,349)          (248,404)        (234,102)
                                             -----------      -----------        -----------       ----------

 Income/(Loss) before income taxes               171,057          113,170            127,469         (100,272)

Provision for income taxes                        35,001           35,950             58,335           45,950
                                             -----------      -----------        -----------       ----------

Net income/(loss)                            $   136,056      $    77,220        $    69,134       $ (146,222)
                                             ===========      ===========        ===========       ==========

Basic and diluted earnings/(loss)
      - basic and diluted                    $       .05      $       .03        $       .02       $    (0.05)
                                             ===========      ===========        ===========       ==========

Weighted average number of shares              2,847,000        2,847,000          2,847,000        2,847,000
                                             ===========      ===========        ===========       ==========


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                       2000               1999
                                                                                       ----               ----

Operating activities:
Net Income/(loss)                                                                   $ 69,134           $  (146,222)
Adjustments to reconcile net income/loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                   315,069               403,376
     Provision for bad debts                                                         360,000               200,000
     Amortization of deferred gain                                                   (13,182)              (13,182)
     Amortization of bond costs                                                        7,283                 7,283
Changes in assets and liabilities:
     Accounts receivable                                                          (1,194,997)              729,500
     Unbilled Revenue                                                                (19,338)             (233,297)
     Inventory and other                                                              (9,048)              (80,091)
     Accounts payable                                                              1,280,359               363,620
     Accrued expenses                                                                 25,530               (60,352)
     Accrued payroll and related expenses                                            139,552              (156,667)
     Accrued professional                                                            (38,146)               11,894
     Accrued incomes taxes                                                            64,334                21,386
     Other                                                                            25,259                 4,122
                                                                                  ----------            ------------
Net cash provided by operating activities                                          1,008,809             1,051,370
                                                                                   ---------            ------------

Investing activities:
     Repayment (Advances) to employees                                                (7,970)               42,500
          Purchase of property and equipment                                        (157,738)             (203,634)
     Deferred costs and other assets                                                   -----               (50,285)
                                                                                   ---------            -----------
Net cash used in investing activities                                               (165,708)             (211,419)
                                                                                   ---------            -----------
Financing activities:
     Repayments of long-term debt                                                 (2,038,715)             (110,000)
     Repayments of long-term note payable                                           (168,494)                ----
     Repayments of term loan                                                         (28,315)                ----
     Proceeds from term note                                                           -----               225,000
     Proceeds from line of credit                                                    750,000                 -----
                                                                                ------------            -----------
Net cash provided by /(used in)  financing activities                             (1,485,524)              115,000
                                                                                ------------            -----------

     Net increase(decrease) in cash                                                 (642,422)              954,951
                                                                                ------------            -----------

Cash and cash equivalents - beginning of period                                    1,134,720                43,282
                                                                                ------------            -----------

Cash and cash equivalents - end of period                                           $492,297              $998,233
                                                                                ============            ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:

     Interest                                                                       $291,914              $283,077
     Income taxes                                                                   ($71,663)              $35,350


            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

2.       Earnings Per Common Share

         Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three and six month periods ending December 31, 2000 and 1999. Stock options and warrants did not impact earnings per share each period as they were anti-dilutive.

3.       Refinance of Debt

         On February 7, 2001, the Company entered into a new credit facility of a $4,000,000 line of credit at an interest rate of prime or LIBOR + 275 Basis Points and 30, 60, or 90 day options, and is collateralized by a general security interest in the assets of Nutrition Management Services Company and first mortgage on Collegeville Inn property. In addition, two letters of credit were issued totaling $3,136,783 guaranteeing the Company's two Industrial Revenue Bonds. The previous lender was paid off as result of this financing.

4.       Litigation

         On February 7, 2001, Nutrition Management Services Company filed suit against a major client in the Court of Common Pleas of Chester County, Pennsylvania. In the lawsuit, Nutrition Management Services Company claims that they failed to pay $2.4 million on account of services Nutrition Management Services Company rendered, and that they should be required to reimburse Nutrition Management Services Company for over $400,000 in start up expenses, in addition to other claims. During the year ended June 30, 2000 and six months ended December 31, 2000, the Company received revenues of $7,114,407 and $8,433,256, respectively from this major client.

         In addition to the litigation described above, the Company is exposed to asserted and unasserted claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations

                 Revenues for the quarter ended December 31, 2000 were $12,214,557, an increase of $2,106,164 or 20.8% compared to revenues of $10,108,393 for the corresponding quarter last year. Revenues for the six month period ended December 31, 2000 were $24,407,120, an increase of $4,516,209 or 22.7% compared to the corresponding period in 1999. The increases are a result of new contracts, growth within existing contracts, offset by contracts canceled during the period. The Company received revenues of $8,433,255 from a major client during the six months ended December 31, 2000 and accordingly, the Company anticipates that future revenues will be negatively impacted by the termination of the relationship with this major client. See "Note 4 to Notes to Unaudited Financial Statements."

                 Costs of operations for the current quarter were $9,916,973, compared to $7,950,518 for similar expenses in the same period last year, an increase of $1,966,455 or 24.7%. For the six month period ended December 31, 2000, cost of operations were $20,127,413, compared to $15,977,781 for the same period last year, an increase of $4,149,632 or 25.9% compared to the corresponding period in 1999. This increase is due to an increase in operating expenses associated with an increase in revenues for the same period.

                  Gross Profit for the quarter was $2,297,584, compared to $2,157,875, an increase of $139,709 or 6.5%. As a percentage of revenue, gross profit decreased from 21.3% in 1999 to 18.8% in 2000. For the six month period ended December 31, 2000, gross profit was $4,279,707 versus $3,913,130, an increase of $366,577 or 9.4%. This decrease in gross profit as a percent of revenue is due to direct expenses increasing at a greater percentage than revenues.

                 General and administrative expenses for the quarter were $1,645,177 or 13.5% of revenue, compared to $1,589,243 or 15.7% of revenue for the same quarter last year, an increase of $55,934. This increase is a result of an increase in overhead associated with additional costs incurred to support the increase in revenues.

                 Interest expense for the quarter totaled $137,470 compared to $151,156 for the same period last year. For the six month period ended December 31, 2000, interest expense was $282,061 versus $289,586 in the corresponding period in 1999. The decrease in interest expense is a result of the repayment of borrowings.

                 Net income after taxes for the quarter ended December 31, 2000 was $136,056 compared to $77,220 for the corresponding quarter last year. Net income per share for the current quarter was $0.05 compared to net income per share of $0.03 for the corresponding quarter last year. The increase in current quarter net income and earnings per share are primarily the result of an increase in gross profit for the current quarter.

                 Net income for the six month period was $69,134 versus a net loss of ($146,222) for the corresponding period last year. Net income per share was $0.02 compared to a net loss per share of ($0.05) for the same period last year. The increase in net income and net income per share are primarily the result of an increase in profit for the period.

Liquidity and Capital Resources

                 At December 31, 2000, the Company had working capital of $3,281,171, and cash and cash equivalents of $492,297 as compared to working capital of $4,544,099 and cash and cash equivalents of $1,134,720 at June 30, 2000.

                 Operating Activities. Cash provided by operations for the six month period ended December 31, 2000 was $1,008,809 compared to $1,051,370 for the six months ended December 31, 1999. An increase in current liabilities and non cash items of $2,203,806 offset by an increase in accounts receivable of $1,194,997 was primarily responsible for the current period's activity.

                 Investing Activities. Investing activities consumed $165,708 in cash in the current period compared to $211,419 in cash consumed in the same period last year. This use of cash is primarily associated with the purchase of property and equipment.

                 Financing Activities. Current period financing activities consumed $1,485,524 in cash compared to $115,000 provided in the same period last year. Repayment of long term debt consumed $1,485,524 in cash during the current period.

                 Capital Resources. As of December 31, 2000, the Company had certain credit facilities with its bank including a line of credit, a term note, and two industrial revenue bond issues. The Company obtained two series of Industrial Development Bonds totaling $3,560,548 in December 1996. As described under "Subsequent Events" below, the Company refinanced its outstanding debt subsequent to December 31, 2000. As of February 14, 2001 the Company is current with all its obligations to its bank and on its bonds and is in compliance with their financial covenants.

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

Subsequent Event

                 Subsequent to December 31, 2000 the Company has refinanced its outstanding indebtedness. These credit facilities include a $4,000,000 line of credit and letters of credit for $878,379 and $2,258,404 guaranteeing two industrial revenue bond issues. The reason for the change is to reduce financing costs. As part of the refinancing, the Company has paid off all of its obligations to its previous lender. The new loan agreement requires the Company to maintain certain financial covenants. As of February 14, 2001, the Company has met their financial covenants.


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

                           PART II - OTHER INFORMATION


Item 1.          Legal Proceedings:  See "Note 4 to unaudited consolidated
                                     financial statements" for a description
                                     of the Company's litigation.

Item 2.          Changes in Securities                        None

Item 3.          Defaults Upon Senior Securities              None

Item 4.          Submission of Matters to a Vote of Security Holders

         On  December  13,  2000  the  Company   held  its  Annual   Meeting  of
Stockholders, whereby the stockholders elected Directors. The vote on such matter was as follows:

         Election of Directors:

                                             For                        Withheld
                                             ---                        --------
         Joseph V. Roberts                   1,902,137                     100
         Kathleen A. Hill                    1,902,137                     100
         Michael Gosman                      1,902,137                     100
         Samuel R. Shipley, III              1,902,137                     100
         Michelle Roberts-O'Donnell          1,902,137                     100
         Jane Scaccetti                      1,902,137                     100
         Richard Kresky                      1,902,137                     100


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









Date:  February 14, 2001