Form 10QSB
period 2001-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2001-05-15
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

                                       or
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
(State or other jurisdiction of incorporation )                 (I.R.S. Employer
or organization                                              Identification No.)

      Box 725, Kimberton Road, Kimberton, PA                               19442h
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  report),  and  (2)  has  been  subject  to such  filing requirements for the past 90 days  Yes X ____ No ____.

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of May 9, 2001.

                                TABLE OF CONTENTS

Part I.     Financial Information                                       Page No.
            ---------------------                                       --------

            Consolidated Balance Sheets of
            March 31, 2001 (unaudited) and June 30, 2000                     2-3

            Consolidated Statements of Operations for the Three and Nine
            Months Ended March 31, 2001 and 2000
            (unaudited)                                                      4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2001
            and 2000 (unaudited)                                             5

            Notes to Financial Statements                                    6-7

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8-10

Part II.    Other Information                                                 11

            Signatures                                                        12

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,      June 30,
                                                             2001          2000
                                                         --------       --------
                                                        (unaudited)

Current assets:
  Cash and cash equivalents                               $445,953    $1,134,720
  Accounts receivable, net of allowance for doubtful
  accounts of $1,334,390  and $853,005, respectively     7,275,391     6,837,269
  Unbilled Revenue                                         313,958       595,228
  Deferred income taxes                                    534,022       534,022
  Inventory                                                251,923       227,379
  Prepaid and other                                        464,991       460,903
                                                         ---------     ---------

Total current assets                                     9,286,238     9,789,521
                                                         ---------     ---------

Property and equipment, net                              9,280,901     9,570,651
                                                         ---------     ---------

Construction in Progress                                    28,410        12,810
                                                         ---------     ---------

Other assets:
  Advances to employees                                    325,825       302,221
  Deferred income taxes                                    242,503       242,503
  Bond issue costs                                         282,222       239,128
  Deferred costs and other assets                           10,021        10,020
                                                         ---------     ---------

Total other assets                                         860,571       793,872
                                                         ----------     ---------

                                                       $19,456,120   $20,166,854
                                                       ===========   ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,             June 30,
                                                                                    2001                  2000
                                                                                ---------             --------
                                                                                (unaudited)

Current liabilities:
     Current portion of long-term debt                                        $   120,000           $  174,000
     Accounts payable                                                           4,842,007            3,970,660
     Accrued expenses                                                             594,293              541,346
     Accrued payroll and related expenses                                         390,886              350,547
     Accrued professional                                                          10,304               48,450
     Accrued income taxes                                                         121,098               18,466
     Other                                                                        142,081              131,953
                                                                                ---------           ----------

Total current liabilities                                                       6,220,669            5,235,422
                                                                                ---------           ----------

Long-Term liabilities:
    Long-term debt, net of current portion                                      5,403,391            6,598,668
    Long Term Note Payable                                                      1,151,375            1,404,116
    Other                                                                           6,641               26,414
                                                                                ---------           ----------

Total long-term liabilities                                                     6,561,407            8,029,198
                                                                                ---------           ----------

Stockholders' equity:

    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                    ----                 ----

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
           2,747,000 outstanding                                                3,801,926            3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding               48                   48
     Retained earnings                                                          3,371,633            3,599,823
                                                                                ---------            ---------
                                                                                7,173,607            7,401,797

     Less:  treasury stock (Class A common: 253,000 shares) - at cost            (499,563)            (499,563)
                                                                                ---------          ------------
Total stockholders' equity                                                      6,674,044            6,902,234
                                                                                ---------            ---------

                                                                              $19,456,120          $20,166,854
                                                                              ===========          ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended                    Nine months ended
                                                                   March 31,                                March 31,
                                                            2001              2000               2001           2000
                                                            ----              ----               ----           ----

Food Service Revenue                                     $9,012,310        $9,964,677         $33,419,430   $29,855,588

Cost of operations
     Payroll and related expenses                         3,077,556         3,746,042          10,611,133    11,564,672
     Other costs of operations                            4,269,213         4,192,257          16,863,049    12,351,408
                                                        -----------         ---------         -----------    ----------
          Cost of operations                              7,346,769         7,938,299          27,474,182    23,916,080
                                                        -----------         ---------         -----------    ----------

Gross profit                                              1,665,541         2,026,378           5,945,248     5,939,508
                                                        -----------         ---------         -----------    ----------

Expenses
     General and administrative expenses                  1,476,650         1,473,437           4,684,949     4,649,361
     Depreciation and amortization                          172,310           163,578             507,844       566,954
     Provision for doubtful accounts                        180,000           120,000             540,000       320,000
                                                        -----------         ---------           ---------     ---------
          Expenses                                        1,828,960         1,757,015           5,732,793     5,536,315
                                                        -----------         ---------           ---------     ---------

 Income/(Loss) from operations                             (163,419)          269,363             212,455       403,193
                                                        -----------        ----------           ---------     ---------

Other income (expense)
     Other                                                    6,591             6,591              19,297        22,001
     Interest income                                          6,508            24,224              27,459        64,298
     Interest expense                                      (112,004)         (155,616)           (394,065)     (445,202)
                                                        -----------        ----------           ---------      --------
          Other income (expense) - net                      (98,905)         (124,801)           (347,309)     (358,903)
                                                        -----------        ----------           ---------      --------

Income/(Loss) before income taxes                          (262,324)          144,562            (134,854)       44,290

Provision for income taxes                                   35,001            33,443              93,336        79,393
                                                        -----------        ----------         -----------      --------

Net income/(loss)                                       $  (297,325)       $  111,119          $ (228,190)     $ (35,103)
                                                        ===========        ==========         ===========     ==========

Basic and diluted earnings/(loss)

      - basic and diluted                               $     (0.10)       $     0.04         $     (0.08)     $   (0.01)
                                                        ===========        ===========        ===========     ==========

Weighted average number of shares                         2,847,000         2,847,000           2,847,000      2,847,000
                                                        ===========        ===========        ===========     ==========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                   Nine Months Ended March 31,

                                                                                2001                     2000
                                                                                ----                     ----

Operating activities:
Net loss                                                                    $  (228,190)             $   (35,103)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization                                              507,844                  536,257
     Provision for bad debts                                                    540,000                  320,000
     Amortization of deferred gain                                              (19,773)                 (19,773)
     Amortization of bond costs                                                  10,924                   10,924
Changes in assets and liabilities:
     Accounts receivable                                                       (978,122)               1,707,364
     Unbilled Revenue                                                           281,270                 (219,380)
     Inventory and other                                                        (24,544)                 (92,351)
     Accounts payable                                                           871,347               (1,016,219)
     Accrued expenses                                                            52,947                  356,803
     Accrued payroll and related expenses                                        40,339                 (216,856)
     Accrued professional                                                       (38,146)                  95,955
     Accrued incomes taxes                                                      102,632                   (2,232)
     Other                                                                      (47,978)                  95,587
Net cash provided by operating activities                                          --                       --
                                                                              1,070,550                1,329,066

Investing activities:
     (Advances)/Repayment to employees                                          (23,605)                  52,553
     Purchase of property and equipment                                        (233,694)                (289,012)
     Deferred costs and other assets                                               --                     13,751
Net cash used in investing activities                                          (257,299)                (222,708)
                                                                            -----------              -----------

Financing activities:

     Repayments of long-term debt                                            (2,642,500)                (283,449)
     Repayments of long-term note payable                                      (252,789)                    --
     Repayments of term loan                                                   (201,866                     --
     Proceeds from term note                                                       --                    225,000
     Proceeds from line of credit                                             1,595,137                     --
                                                                            -----------              -----------
Net cash used in financing activities                                        (1,502,018)                 (58,449)
                                                                            -----------              -----------

Net (decrease)/increase in cash                                                (688,767)               1,047,909
                                                                            -----------              -----------
Cash and cash equivalents - beginning of period                               1,134,720                   43,282

Cash and cash equivalents - end of period                                   $   445,953              $ 1,091,191
                                                                            ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
     Interest                                                               $   369,270              $   439,932
     Income taxes                                                           ($   40,359)             $    60,323

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

2.       EARNINGS PER COMMON SHARE

         Earnings  per common  share  amounts are based on the  weighted-average number of shares of common stock outstanding  during the three and nine month  periods  ending  March 31,  2001 and  2000.  Stock  options  and warrants  did not impact  earnings  per share each  period as they were anti-dilutive.

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

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

4.       LITIGATION

         On February 7, 2001,  Nutrition  Management Services Company filed suit against a major client in the Court of Common Pleas of Chester  County,
         Pennsylvania.  In the lawsuit,  Nutrition  Management  Services Company claims that the major customer failed to pay $2.4 million on account of services Nutrition Management Services Company rendered,  and that they should be required to reimburse  Nutrition  Management Services Company for over  $400,000 in start up expenses,  in addition to other  claims.
         During the year ended June 30, 2000 and the nine months ended March 31,
         2001,  the Company  recorded  revenues of  $7,114,407  and  $9,888,568, respectively from this major client.

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

RESULTS OF OPERATIONS

        Revenues  for the  quarter  ended  March  31,  2001 were  $9,012,310,  a decrease of ($952,367)  or 9.56%  compared to  revenues  of  $9,964,677  for the corresponding quarter last year. This decrease is a result of canceled contracts during the period offset by growth within existing  contracts.  Revenues for the nine months ended March 31, 2001 were $33,419,430,  an increase of $3,563,842 or
11.94% compared to revenues of $29,855,588 for the corresponding period in 2000.
This increase is a result of new contracts,  growth within  existing  contracts, offset by contracts canceled during the period. The Company recorded revenues of
$9,888,568  from a major client  during the nine months ended March 31, 2001 and accordingly,  the Company  anticipates  that future  revenues will be negatively impacted by the  termination  of the  relationship  with this major client.  See
"Note 4 to Notes to Unaudited Consolidated Financial Statements."

        Cost of operations for the current quarter were $7,346,769,  compared to
$7,938,299  for similar  expenses  in the same  period last year,  a decrease of
($591,530)  or (7.45%).  This  decrease  is a result of a decrease in  operating expense due to a decrease in revenues. For the nine month period ended March 31,
2001, cost of operations were $27,474,182, compared to $23,916,080, for the same period last year, an increase of  $3,558,102 or 14.88%.  This increase is due to an increases in operating  expenses  associated with an increase in revenues for the same period.

        Gross Profit for the quarter was $1,665,541,  compared to $2,026,378,  a decrease of  ($360,837)  or  (17.81%).  This  decrease in gross profit is due to direct expenses  increasing at a greater  percentage than revenues.  For the nine month  period  ending  March 31, 2001 gross  profit was  $5,945,248  compared to
$5,939,508, an increase of $5,740.

        General and  administrative  expenses for the quarter were $1,476,650 or
16.38% of revenue,  compared to  $1,473,437  or 14.79% for the same quarter last year.  This  increase  as a percent of revenue  is a result of the  general  and administrative expenses remaining constant and a decrease in revenues due to the loss of a major  customer.  For the nine months ended March 31, 2001 general and administrative  expenses  were  $4,684,950  or 14.02%  of  revenue  compared  to
$4,649,361 or 15.57% of revenue for the same period last year.  This decrease in general  and  administrative  expenses  as a percent  of  revenue is a result of increased  revenues.  General and administrative  expense for the three and nine months  ended  March 31, 2001  include  $65,969 and  $81,941,  respectively,  of
development   costs  related  to  the  Company's   cook-chill  food  preparation
technology.

        Interest expense for the quarter totaled  $112,004  compared to $155,616 for the same period last year.  For the nine month  period ended March 31, 2001, interest expense was $394,065 compared to $445,202 in the  corresponding  period in 2000.  The  decrease  in  interest  expense is a result of the  repayment  of borrowings as well as a reduction in interest rates.

        Net loss after taxes for the quarter ended March 31, 2001 was ($297,325)
compared to net income of $111,119 for the corresponding  quarter last year. Net loss per share for the  current  quarter  was ($.10)  compared to net income per share of $.04 for the corresponding  quarter last year. This decrease in current quarter net income and earnings per share are primarily the result of a decrease in gross  profit and an  increase in general  and  administrative  expenses on a percent of revenue basis due to the loss of a major client.

        Net loss for the nine month period ending March 31, 2001 was  ($228,190)
compared to ($35,103) for the corresponding period last year. Net loss per share was ($.08) compared to ($.01) for the same period.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, the Company had working  capital of  $3,065,569,  and cash and cash  equivalents  of  $445,953  as  compared  to  working  capital  of
$4,544,099 and cash and cash equivalents of $1,134,720 at June 30, 2000.

        OPERATING  ACTIVITIES.  Cash provided by  operations  for the nine month period ended March 31, 2001 was  $1,070,550  compared to $1,329,066 for the nine months ended March 31, 2000. The cash provided by operations for the nine months ended March 31, 2001 is due to the non cash items and change in accounts payable offset by an increase in accounts receivable.

        INVESTING ACTIVITIES.  Investing activities consumed $257,299 in cash in the current period compared to $222,708 in cash consumed in the same period last year. This use of cash is primarily associated with the purchase of property and equipment.

        FINANCING  ACTIVITIES.  Current  period  financing  activities  consumed
$1,502,018  in cash  compared to $58,449  provided in the same period last year.
Repayment  of long  term debt  consumed  $3,097,155 in cash  offset by  proceeds of $1,595,137 during the current period.

        CAPITAL  RESOURCES.  In  February,  2001,  the  Company  refinanced  its outstanding  indebtedness.  These credit facilities include a $4,000,000 line of credit and  letters of credit  for  $878,379  and  $2,258,404  guaranteeing  two industrial  revenue  bond  issues.  The  reason  for the  change  was to  reduce financing  costs.  As part of the  refinancing,  the Company paid off all of its obligations to its previous lender.  The new loan agreement requires the Company to maintain  certain  financial  covenants.  The Company is current with all its obligations  to its  bank  and on its  bonds  and is in  compliance  with  their financial convenants.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                   See "Note 4 to
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

Date:  May 15, 2001

