Form 10-K
period 2001-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2001-09-28
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark  One)

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended June 30, 2001

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
     ---------------------------------------

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
YES   X     No
   -------    -------

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's  knowledge,  in definitive  proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [x]

The aggregate  market value of voting stock (Class A Common Stock, no par value)
held  by  non-affiliates  of  the  Registrant  as  of  September  27,  2001  was
approximately $ 231,140.

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest  practicable  date: At September 27, 2001,  there was outstanding  2,747,000 shares of the  Registrant's  Class A Common Stock, no par value, and 100,000 shares of the  Registrant's  Class B Common Stock, no par value.

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

Financial Information About Industry Segments

See Note N on page 19 of the Consolidated Financial Statements.

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

Service Agreements

The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 2001 the Company provided services under various service agreements at 70 facilities. At certain of these facilities, the Company has contracts to provide vending services in addition to the contract to provide food services. Most of these contracts have one year terms and are automatically renewable at the end of each service year.
The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon. Historically, the
Company has not incurred any significant losses related to amounts not collected for services rendered.

Major Customer

In fiscal 2001, 25% of the Company's revenues were derived from sales to one customer. The Company anticipates that future revenues will be negatively impacted by the termination of the relationship with this major customer (See
Item 3).

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

Employees

At June 30, 2001, the Company employed a total of approximately 378 employees.
Approximately 213 of those employees serve in various executive, management, administrative, quality assurance and sales capacities. The remaining 165 employees are primarily dietary workers. A small percentage of the Company's dietary workers were covered by collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

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

ITEM 3 - LEGAL PROCEEDINGS

On February 7, 2001, the Company filed suit against a major client, which represented 25% of the Company's revenues in fiscal 2001, in the Court of Common
Pleas of Chester County, Pennsylvania. In the lawsuit, the Company claims that the client failed to pay $2.4 million for services rendered by the Company and the client should reimburse the Company for over $400,000 in start up expenses, in addition to other claims.

There are no material legal proceedings pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Class A Common Stock No Par Value, (the "Class A Common Stock") is
traded on the OTC Bulletin Board and is a penny stock. Securities and Exchange
Commission regulations generally define a penny stock to be an equity security that is not listed on NASDAQ or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations of the Securities and Exchange Commission require broker-dealers to deliver to a purchaser of the Company's Class A Common Stock a disclosure schedule explaining the penny stock market and the risks associated with it.
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

The following table shows the range of high and low bid quotations as reported by OTC Bulletin Board for the quarters ending during the last two fiscal years for the Class A Common Stock:

Fiscal 2001                              High               Low
------------------------                 ----               ---
First Quarter                            0.75               0.50
Second Quarter                           0.69               0.38
Third Quarter                            0.53               0.38
Fourth Quarter                           0.40               0.26

Fiscal 2000                              High               Low
------------------------                 ----               ---
First Quarter                            0.75               0.56
Second Quarter                           0.75               0.52
Third Quarter                            0.69               0.44
Fourth Quarter                           0.88               0.50

The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The above prices do not reflect prices in actual transactions.

Holders

As of September 19, 2001, there were approximately 43 holders of record of the
Class A Common Stock.

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

                                                                            Years ended June 30
                                                                            -------------------

                                                      2001            2000           1999           1998              1997
                                                 ------------    ------------    ------------    ------------    ------------

Revenue                                          $ 40,870,720    $ 42,613,918    $ 38,773,935    $ 36,156,074    $ 35,293,962
Gross profit                                        7,621,056       8,588,173       7,616,254       6,719,333       6,782,040
Income from
Operations                                            138,720         810,718         216,241          39,120       1,020,689
Other income
(expense)                                            (462,885)       (467,238)       (342,314)         79,608         242,383

Net income (loss)                                $   (315,952)   $    163,018    $   (163,227)   $      8,822    $    752,276
                                                 ============================================================================

Per share of common stock (basic and diluted):

Net income (loss)                                $      (0.11)   $       0.06    $      (0.06)   $       0.00    $       0.26
                                                 ============================================================================

Weighted average
common shares
outstanding                                         2,847,000       2,847,000       2,859,959       2,845,845       2,921,549
                                                 ============================================================================

                                                                                As of June, 30
                                                                                --------------

                                                      2001            2000           1999           1998              1997
                                                 ------------    ------------    ------------    ------------    ------------

Working  capital                                  $ 2,875,949     $ 4,554,099     $ 3,004,382     $   262,102     $ 2,519,348

Total Assets                                       18,504,547      20,166,854      20,770,376      19,210,840      20,381,557

Long-term debt                                      6,453,248       8,002,784       7,185,000       5,616,552       6,083,851

Shareholders'
    equity                                          6,586,282       6,902,234       6,739,216       6,924,443       6,972,153

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Year Ended June 30, 2001 Compared to year Ended June 30, 2000

Revenues for the year ended June 30, 2001 ("Fiscal 2001") decreased by 4.1% to
$40,870,720 compared to revenues of $42,613,918 for the year ended June 30, 2000
("Fiscal 2000"). This decrease is a result of contracts canceled during the period, offset by growth from new business and growth within existing contracts.
The Company recorded revenues of $9,188,568 and $7,114,407 from a major client during fiscal 2001 and 2000, respectively. The Company anticipates that future revenues will be negatively impacted by the termination of the relationship with this major client (See Item 3).

Cost of operations for fiscal 2001 was $33,249,664 compared to $34,025,806 for similar expenses in fiscal 2000, a decrease of $776,142 or 2.3%. This decrease in costs of operations is due to lower revenues during the period offset by inflationary price, wage, and expense increases.

Gross Profit for fiscal 2001 was $7,621,056 or 18.6% of revenue, compared to
$8,588,173 or 21.0% of revenue, a decrease of $967,117 or 11.3%. This decrease is due to cost of operations increasing at a greater percentage than revenues.

General and Administrative expenses for fiscal 2001 were $5,954,094 or 14.6% of revenue, compared to $6,461,990 or 15.2% of revenue for fiscal 2000. The percentage decrease is due to revenues decreasing at a lower rate than the general and administrative expenses. General and administrative expenses for fiscal 2001 include $126,404 of development costs related to the Company's cook-chill food preparation technology.

Depreciation and amortization for fiscal 2001 was $678,242, compared to $731,271 for fiscal 2000. The decrease of $53,029 or 7.3% was due to a decrease in amortization expenses.

Provision for doubtful accounts for fiscal 2001 was $850,000 compared to
$584,193 for fiscal 2000. The increase of $265,807 is attributable to an increase in business activities and a change in contractual relationships.

Income from operations for fiscal 2001 was $138,720 or 0.3% of revenue compared to $810,718 or 1.9% of revenue for fiscal 2000, a decrease of $671,998. This decrease is due to a decrease in gross profit and an increase in provision for doubtful accounts offset by a decrease in general and administrative expenses.

Interest expense for fiscal year 2001 was $486,512 or 1.2% of revenue, compared to $605,806 or 1.4% of revenue for fiscal 2000. This decrease is primarily due to a reduction in long term debt of $1,536,723 during fiscal 2001.

For the reasons as stated above, loss before income taxes for fiscal year 2001 was $(324,165) or (0.8)% of revenue compared to the income before income taxes of $343,480 or 0.8% of revenue for fiscal 2000.

Net loss for fiscal 2001 was $(315,952) or $(0.11) per share as compared to net income of $163,018 or $0.06 per share for fiscal 2000.

Year Ended June 30, 2000 Compared to year Ended June 30, 1999

Revenues for the year June 30, 2000 ("Fiscal 2000") increased by 9.9% to
$42,613,918 compared to revenues of $38,773,935 for the year ended June 30, 1999
("Fiscal 1999"). The increase results from revenue growth from new business and growth within existing contracts, offset by contracts canceled during the period.

Cost of operations for fiscal 2000 was $34,025,806 compared to $31,209,907 for similar expenses in fiscal 1999, an increase of $2,815,899 or 9.0%. This increase in cost of operations is due to operating and inflationary price, wage, and expense increases and related higher revenues during the period.

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

For the reasons as stated above, income before income taxes for the fiscal year
2000 was $343,480 or 0.8% of revenue compared to loss before income taxes
$(126,073) or (.3%) of revenue for fiscal 1999, an increase of $469,553 or
372.5% from fiscal 1999.

Net income for fiscal 2000 was $163,018 or $0.06 per share as compared to net loss of $(163,227) or ($0.06) per share for fiscal 1999.

Liquidity and Capital Resources

At June 30, 2001, the Company had working capital of $2,875,949 as compared to
$4,554,099 at June 30, 2000. This decrease in working capital is primarily attributable to a decrease in the Company's cash and accounts receivable and an increase in the Company's accounts payable. The Company's cash and cash equivalents decreased by $682,845 to $451,875. Cash provided by operations for fiscal 2001 was $1,103,168, compared to $1,952,538 provided by operations for fiscal 1999.

Investing activities consumed $249,290 in cash during fiscal 2001 compared to
$338,768 consumed in cash during fiscal 2000. Investing activities for fiscal
2001 include capital expenditures in the amount of $222,523. During fiscal 2001, financing activities consumed $1,536,723 in cash, compared to $522,332 consumed in cash during fiscal 2000.

The Company has certain credit facilities with its bank including a revolving credit of $4,000,000. At June 30, 2001, the Company has $1,687,078 available under its revolving credit. The Company issued two series of Industrial Bonds totaling $3,560,548 in December of 1996. The Company is current with all its obligations to its bank and on its bonds and has met all financial covenants in its loan documents.

A substantial portion of the Company's revenue is dependent upon the payment of its fees by customer health care facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid. Delays in payment by third party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

The Company has no other material commitments for capital expenditures and believes that its existing cash and cash equivalents, cash from operations and available revolving credit will be sufficient to satisfy the needs of its operations and its capital commitments for the next twelve months. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

Effects of Inflation

Substantially all of the Company's agreements with its customers allow the
Company to pass through to its customers its increases in the cost of labor, food and supplies. The Company believes that it will be able to recover increased costs attributable to inflation by continuing to pass through cost increases to its customers.

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

                                       10

                                       5

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data to be provided pursuant to this
Item 8 are included under Part IV, Item 14, of this Form 10-K.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2001 Annual Meeting of Shareholders under the caption "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2001 Annual Meeting of Shareholders under the caption "Executive Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2001 Annual Meeting of Shareholders under the caption "Security Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the Proxy Statements of the Company for the 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                       11

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Consolidated Financial Statements

Reports of Independent Certified Public
Accountants                                                                 F-3

Consolidated Balance Sheets as of
June 30, 2001 and 2000                                                      F-4

Consolidated Statements of Operations for
the Years Ended June 30, 2001, 2000 and 1999                                F-5

Consolidated Statements of Stockholders'
Equity for the Years Ended June 30, 2001,
2000 and 1999                                                               F-6

Consolidated Statements of Cash Flows for
the Years Ended June 30, 2001, 2000
and 1999                                                                    F-7

Notes to Consolidated Financial Statements                          F-8 to F-20

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

                                       13

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

                                       14

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

Date:  September 28, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 2000.

/s/ Joseph V. Roberts                             /s/ Kathleen A. Hill
---------------------------------------           --------------------------------
Joseph V. Roberts, Chief                          Kathleen A. Hill, President and
Executive Officer and Director                                      Director
(Principal Financial Officer)

/s/ Richard Kresky                                /s/ Samuel R. Shipley
---------------------------------------           --------------------------------
Richard Kresky, Director                          Samuel R. Shipley, Director

/s/ Michael M. Gosman                             /s/ Michelle L. Roberts-O'Donnell
---------------------------------------           --------------------------------
Michael M. Gosman, Director                       Michelle L. Roberts-O'Donnell, Director

/s/Jane Scaccetti
---------------------------------------
Jane Scaccetti, Director

                                       13

Financial Statements and Report of Independent Certified Public Accountants
Nutrition Management Services Company and Subsidiaries
June 30, 2001 and 2000

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-3

            CONSOLIDATED BALANCE SHEETS                                   F-4

            CONSOLIDATED STATEMENTS OF OPERATIONS                         F-5

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                F-6

            CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-8

SUPPLEMENTAL INFORMATION

            SCHEDULE OF VALUATION ACCOUNTS                               F-22

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Nutrition Management Services Company

            We have  audited the  accompanying  consolidated  balance  sheets of
Nutrition  Management  Services Company and its subsidiaries as of June 30, 2001 and 2000, and the related consolidated  statements of operations,  stockholders'
equity,  and cash flows for each of the three years in the period ended June 30,
2001. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

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

            In our opinion,  the consolidated  financial  statements referred to above present  fairly,  in all material  respects,  the  consolidated  financial position of Nutrition  Management  Services  Company and its  subsidiaries as of
June 30, 2001 and 2000,  and the  consolidated  results of their  operations and their cash flows for each of the three years in the period  ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

            We  have  also  audited  the  schedule  of  valuation  accounts  for
Nutrition  Management Services  Corporation and its subsidiaries for each of the three years in the period ended June 30, 2001.  In our  opinion,  this  schedule presents fairly, in all material  respects,  the information  required to be set forth therein.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
September 12, 2001

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                                                                                          2001           2000
                                                                                                   ------------   ------------
Current assets
     Cash and cash equivalents                                                                     $    451,875   $  1,134,720
     Accounts receivable (net of allowance for doubtful accounts of $1,175,596
         and $853,005 in 2001 and 2000, respectively)                                                 6,424,629      6,837,269
     Unbilled revenue                                                                                   177,967        595,228
     Deferred income taxes                                                                              636,617        534,022
     Inventory                                                                                          232,869        227,379
     Prepaid and other                                                                                  417,009        460,903
                                                                                                     ----------    -----------
              Total current assets                                                                    8,340,966      9,789,521
                                                                                                     ----------    -----------
Property and equipment - net                                                                          9,127,742      9,570,651
                                                                                                     ----------    -----------
Construction in progress                                                                                      -         12,810
                                                                                                     ----------    -----------
Other assets
     Investment in contracts                                                                            280,000              -
     Advances to employees                                                                              328,988        302,221
     Deferred income taxes                                                                              192,269        242,503
     Bond issue costs (net of accumulated amortization of $66,761
         and $52,195 in 2001 and 2000, respectively)                                                    224,562        239,128
     Deferred costs and other assets                                                                     10,020         10,020
                                                                                                     ----------    -----------

              Total other assets                                                                      1,035,839        793,872
                                                                                                     ----------    -----------
                                                                                                   $ 18,504,547   $ 20,166,854
                                                                                                    ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                                             $    186,813   $    174,000
     Accounts payable                                                                                 4,537,741      3,970,660
     Accrued expenses                                                                                   341,286        589,796
     Accrued payroll                                                                                    273,217        350,547
     Accrued income taxes                                                                                   -           18,466
     Other                                                                                              125,960        131,953
                                                                                                     ----------    -----------
              Total current liabilities                                                               5,465,017      5,235,422
                                                                                                     ----------    -----------
Long-term liabilities
     Long-term debt - net of current portion                                                          5,386,120      6,598,668
     Long-term note payable                                                                           1,067,128      1,404,116
     Other                                                                                                  -           26,414
                                                                                                     ----------    -----------
              Total long-term liabilities                                                             6,453,248      8,029,198
                                                                                                     ----------    -----------
Stockholders' equity
     Undesignated preferred stock - no par, 2,000,000 shares authorized, none outstanding                   -              -
     Common stock
         Class A - no par, 10,000,000 shares authorized; 3,000,000
              issued, 2,747,000 outstanding in 2001 and 2000                                          3,801,926      3,801,926
         Class B - no par, 100,000 shares authorized; 100,000 shares issued and outstanding                  48             48
     Retained earnings                                                                                3,283,871      3,599,823
                                                                                                     ----------    -----------
                                                                                                      7,085,845      7,401,797

     Less treasury stock - (common - Class A: 253,000 shares in 2001 and 2000 - at cost)               (499,563)      (499,563)
                                                                                                     ----------    -----------
              Total stockholders' equity                                                              6,586,282      6,902,234
                                                                                                     ----------    -----------
              Total liabilities and stockholders' equity                                           $ 18,504,547   $ 20,166,854
                                                                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,

                                                                             2001                    2000                 1999
                                                                      ------------------      -------------        ------------

Food service revenue                                                  $       40,870,720      $  42,613,978      $   38,773,935

Cost of operations
     Payroll and related expenses                                             13,024,040         15,304,354          15,490,739
     Other costs of operations                                                20,225,624         18,721,452          15,666,942
                                                                        ----------------        -----------        ------------

              Cost of operations                                              33,249,664         34,025,806          31,157,681
                                                                        ----------------        -----------        ------------

              Gross profit                                                     7,621,056          8,588,172           7,616,254
                                                                        ----------------        -----------        ------------

Expenses
     General and administrative expenses                                       5,954,094          6,461,990           6,188,531
     Depreciation and amortization                                               678,242            731,271             831,482
     Provision for doubtful accounts                                             850,000            584,193             380,000
                                                                        ----------------        -----------        ------------

              Expenses                                                         7,482,336          7,777,454           7,400,013
                                                                        ----------------        -----------        ------------

              Income from operations                                             138,720            810,718             216,241
                                                                        ----------------        -----------        ------------

Other income (expense)
     Interest expense                                                           (486,512)          (605,806)           (505,324)
     Interest income                                                              32,773             68,188              92,939
     Other                                                                        (9,146)            70,380              70,071
                                                                        ----------------        -----------        ------------

              Other income (expense) - net                                      (462,885)          (467,238)           (342,314)
                                                                        ----------------        -----------        ------------

Income (loss) before income taxes                                               (324,165)           343,480            (126,073)

Income tax expense (benefit)                                                      (8,213)           180,462              37,154
                                                                        ----------------        -----------        ------------

              Net income (loss)                                       $         (315,952)     $     163,018       $    (163,227)
                                                                        ================        ===========        ============

              Net income (loss) per share - basic and diluted         $           (0.11)      $        0.06       $       (0.06)
                                                                        ================        ===========        ============

              Weighted average number of shares                                2,847,000          2,847,000           2,859,959
                                                                        ================        ===========        ============

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the three years ended June 30, 2001

                                    Class A                        Class B
                                 Common stock                   Common stock                   Treasury stock
                          ----------------------------   --------------------------        -----------------------         Total
                             Number                     Number                 Retained      Number                    stockholders'
                            of shares      Amount      of shares   Amount      earnings     of shares      Amount          equity
                          -----------    ----------   ----------  --------   -----------   ----------   -----------    -------------

Balance - July 1, 1998     2,770,000    $ 3,801,926     100,000    $    48   $ 3,600,032    (230,000)   $  (477,563)   $ 6,924,443

Repurchase of
     company stock           (23,000)          --          --         --            --       (23,000)       (22,000)       (22,000)

Net loss                        --             --          --         --        (163,227)       --             --         (163,227)
                          ----------    -----------   ---------   --------   -----------   ---------    -----------    -----------

Balance - June 30, 1999    2,747,000      3,801,926     100,000         48     3,436,805    (253,000)      (499,563)     6,739,216

Net income                      --             --          --         --         163,018        --             --          163,018
                          ----------    -----------   ---------   --------   -----------   ---------    -----------    -----------

Balance - June 30, 2000    2,747,000      3,801,926     100,000         48     3,599,823    (253,000)      (499,563)     6,902,234

Net loss                        --             --          --         --        (315,952)       --             --         (315,952)
                          ----------    -----------   ---------   --------   -----------   ---------    -----------    -----------

Balance - June 30, 2001    2,747,000    $ 3,801,926     100,000    $    48   $ 3,283,871    (253,000)   $  (499,563)   $ 6,586,282
                          ==========    ===========   =========   ========   ===========   =========    ===========    ===========

The accompanying notes are an integral part of this statement.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                              2001               2000               1999
                                                                        --------------      -------------      --------------
Operating activities
     Net (loss) income                                                 $     (315,952)     $     163,018      $     (163,227)
     Adjustments to reconcile net (loss) income to net cash
              provided by (used in) operating activities
         Depreciation and amortization                                        678,242            731,271             831,482
         Amortization of bond costs                                            14,566             14,566              14,566
         Provision for bad debts                                              850,000            584,193             380,000
         Amortization of deferred gain                                        (26,364)           (26,364)            (26,364)
         Provision for deferred taxes (benefit)                               (52,361)           121,000              26,025
         Loss on sale of equipment                                                -               11,159                 -
     Changes in assets and liabilities
         Accounts receivable                                                 (717,360)           792,767          (2,928,490)
         Unbilled revenue                                                     417,261           (159,565)           (233,713)
         Inventory                                                             (5,490)            18,262             (71,583)
         Prepaid and other                                                     43,894            (94,671)           (182,974)
         Accounts payable                                                     567,083           (101,243)            491,215
         Accrued expenses                                                    (248,512)            19,654             (31,384)
         Accrued payroll                                                      (77,330)          (107,823)             66,362
         Accrued income taxes                                                 (18,466)             4,474               8,900
         Other                                                                 (6,043)           (18,160)             (8,668)
                                                                         ------------        -----------        ------------
              Net cash provided by (used in) operating activities           1,103,168          1,952,538          (1,827,853)
                                                                         ------------        -----------        ------------
Investing activities
     Purchase of property and equipment                                      (222,523)          (403,169)           (292,037)
     Transfers from restricted cash                                               -                  -               906,838
     Other                                                                        -                  -               (47,422)
     Repayments (advances) to employees and officers                          (26,767)            44,650             (57,248)
     Deferred costs                                                               -               19,751             (19,650)
                                                                         ------------        -----------        ------------
              Net cash (used in) provided by investing activities            (249,290)          (338,768)            490,481
                                                                         ------------        -----------        ------------
Financing activities
     Proceeds from long-term borrowings                                     2,633,611            225,000           1,470,447
     Repayment of long-term borrowings                                     (3,833,346)          (747,332)           (199,310)
     Repayment of long-term accounts payable                                 (336,988)               -                   -
     Purchase of treasury stock                                                   -                  -               (22,000)
                                                                         ------------        -----------        ------------
              Net cash (used in) provided by financing activities          (1,536,723)          (522,332)          1,249,137
                                                                         ------------        -----------        ------------
              NET INCREASE (DECREASE) IN CASH AND

                  CASH EQUIVALENTS                                           (682,845)         1,091,438             (88,235)
Cash and cash equivalents - beginning of year                               1,134,720             43,282             131,517
                                                                         ------------        -----------        ------------
Cash and cash equivalents - end of year                                $      451,875      $   1,134,720      $       43,282
                                                                        =============       ============       =============
Supplemental disclosures of cash flow information

     Cash paid during the years for
         Interest                                                      $      508,646      $     566,891      $      480,614
         Income taxes                                                  $       90,825      $     175,988      $      240,813

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

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

     2.  Cash and Cash Equivalents
         -------------------------

     Cash equivalents are comprised of certain highly liquid investments with an original maturity of three months or less when purchased.

     3.  Unbilled Revenue
         ----------------

     Unbilled revenue represents  amounts for services provided,  but not billed as of the balance sheet date.

     4.  Inventory
         ---------

     Inventory, which consists primarily of food, is stated at the lower of cost
     (first-in,  first-out method) or market.  The Company records inventory for contracts which require goods to be owned. For the remaining  customers,  a payable or receivable is recorded for the goods  purchased on behalf of the
     Company's customers, and billed back to customers quarterly. As of June 30,
     2001 and 2000, inventory is $232,869 and $227,329, respectively. As of June
     30,  2001 and 2000,  inventory  receivable  from  customers  is $42,300 and
     $143,167, respectively, while inventory payable to customers is $29,744 and
     $48,658, respectively.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

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

     6.  Investments in Contracts
         ------------------------

     Investments  in  contracts  are  capital  costs  incurred by the Company on behalf of their  customers.  These costs are amortized over the life of the contract.  As of June 30,  2001 and  2000,  investments  in  contracts  are
     $280,000 and $-0-, respectively.

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
     The Company's employee stock option plan is accounted for under APB Opinion
     25.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     10.  Earnings Per Share
          ------------------

     The Company  follows the  provisions  of SFAS No. 128,  Earnings Per Share, which  eliminate  primary and fully diluted  earnings per share and require presentation  of basic and diluted  earnings per share in conjunction  with the  disclosure  of the  methodology  used in computing  such  earnings per share.  Basic  earnings  per share  excludes  dilution  and is  computed by dividing income  available to common  shareholders by the weighted  average common shares  outstanding  during the period.  Diluted  earnings per share takes into account the potential dilution that could occur if securities or other  contracts to issue common stock were  exercised and  converted  into common stock.

     Options to purchase  89,750,  108,000 and 127,000 shares of common stock at
     $4.00 per share were outstanding during 2001, 2000 and 1999,  respectively.
     They were not  included in the  computation  of diluted  earnings per share because the option price is greater than the average market price.

     11.  Advertising Costs
          -----------------

     It is the Company's  policy to expense  advertising  costs in the period in which they are incurred.  Advertising  expense for the years ended June 30,
     2001, 2000 and 1999 was $24,048, $46,976 and $127,919, respectively.

     12.  Reclassification
          ----------------

     Certain  2000 and 1999  items  have been  reclassified  to  conform  to the current year presentation.

NOTE C - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                                                   Estimated
                                                                 useful lives              2001                  2000
                                                                 ------------          -------------        -------------
         Property and equipment
              Land                                                     -               $     497,967        $     497,967
              Building                                                40                   7,482,568            7,473,318
              Machinery and equipment                                2 - 8                 3,418,237            3,281,337
              Furniture and fixtures                                 2 - 8                   700,101              699,545
              Other, principally autos and trucks                   2 - 10                   434,072              532,284
                                                                                         -----------          -----------
                                                                                          12,532,945           12,484,451
              Less accumulated depreciation                                                3,405,203            2,913,800
                                                                                         -----------          -----------

                                                                                       $   9,127,742        $   9,570,651
                                                                                        ============         ============

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE C - PROPERTY AND EQUIPMENT - Continued

     Depreciation  expense  amounted to $678,242,  $721,598 and $753,204 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE D - LONG- TERM DEBT

     Long-term debt consisted of the following:

                                                                                                    2001                  2000
                                                                                               --------------        -------------

         Bank revolving  credit,  interest due monthly at the National  Consumer rate  (6.75%),  secured  by all  corporate  assets  as  well  as a
              negative  pledge on all  assets;  matures  on October  31,  2002                  $   2,312,922           $        -

         Note payable,  term loan incurred in connection with purchased computer equipment,  payable in equal monthly  installments  of $6,722 at a fixed rate of 7.4%,
              maturing on May 1, 2004; the acquired equipment was pledged as collateral               195,011                    -

         Bank revolving  credit,  interest  due monthly at the bank's prime rate plus 0.5%,  secured by all corporate  assets as well as a negative pledge on all assets;
              repaid in February 2001                                                                     -              3,385,802

         Note payable,  term loan incurred in connection with purchased computer equipment,  payable in equal monthly  installments  of $6,250 at a variable interest rate,
              repaid in February 2001; the acquired equipment was pledged as collateral                   -                201,866

         Industrial Revenue Bonds (Collegeville Inn Projects) (see bonds payable)                   2,205,000            2,285,000

         Industrial Revenue Bonds (Apple Fresh Foods Projects) (see bonds payable)                    860,000              900,000
                                                                                               --------------        -------------
                                                                                                    5,572,933            6,772,668
         Less current maturities                                                                      186,813              174,000
                                                                                               --------------        -------------
                                                                                               $    5,386,120        $   6,598,668
                                                                                               ==============        =============

     In February 2001,  the Company  executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit, totaling $4,000,000 and $3,250,000,  respectively.  The revolving  credit is available  through
     October  2002 and the letters of credit are  available  for four years with annual renewals. At June 30, 2001, the Company had available  approximately
     $1,700,000 under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE D - LONG- TERM DEBT - Continued

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also include the  maintenance  of a certain  current  ratio,  minimum net worth, minimum cash and cash equivalents balance and other ratios.

     Maturities of principal due in the following years are set forth below:

         Year ending June 30,
         --------------------

                2002                                            186,813
                2003                                          2,510,005
                2004                                            201,115
                2005                                            145,000
                2006                                            150,000
                Thereafter                                    2,380,000
                                                        ---------------

                                                       $      5,572,933
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

         Note: This issue is tax-exempt.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE D - LONG- TERM DEBT - Continued

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

     The sinking fund requirements are as follows:

                                Collegeville        Apple Fresh
                                     Inn                    Foods                   Total
                              ----------------      --------------------      ----------------

         2002                 $         85,000        $         40,000        $        125,000
         2003                 $         90,000        $         40,000        $        130,000
         2004                 $         95,000        $         40,000        $        135,000
         2005                 $        100,000        $         45,000        $        145,000
         2006                 $        105,000        $         45,000        $        150,000

NOTE E - LONG-TERM NOTE PAYABLE

     The Company  entered into an agreement  with a third party in July 2000. As of June 30, 2001 and 2000,  $1,404,116  and $1,785,000 is due to this third party. The agreement calls for the payment of the full amount  outstanding, in accordance with an agreed upon schedule of payments. Payment terms began with  $100,000  due on August 1, 2000,  followed by 35 monthly  payments of
     $28,000,  with a final  payment of  $702,000  due at the end of the payment term.

NOTE F - INCOME TAXES

     The components of income tax (benefits) expense are:

                                                                 2001                    2000                    1999
                                                           ----------------        ----------------        ----------------
         Current
              Federal                                      $         13,898        $         17,716        $        (51,732)
              State                                                  30,889                  41,746                  62,886
                                                             --------------          --------------          --------------

                                                                     44,787                  59,462                  11,154
                                                             --------------          --------------          --------------
         Deferred
              Federal                                               (71,000)                 87,000                  13,000
              State                                                  18,000                  34,000                  13,000
                                                             --------------          --------------          --------------

              Total deferred (benefit) expense                      (53,000)                121,000                  26,000
                                                             --------------          --------------          --------------

                                                           $         (8,213)       $        180,462        $         37,154
                                                            ===============         ===============         ===============

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE F - INCOME TAXES - Continued

     The tax  effects of  temporary  differences  that give rise to  significant portions  of the  deferred  tax assets and  deferred  tax  liabilities  are approximately:

                                                                                              2001                    2000
                                                                                        ----------------        ----------------
         Deferred tax assets
              Provision for doubtful accounts                                           $        506,000        $        384,000
              Excess of tax over financial statement
                  basis of investments in contracts                                              259,000                 309,000
              Deferred gains                                                                      11,000                  24,000
              Vacation accrual                                                                   131,000                 150,000
              Charitable contribution carryforward                                                34,000                  36,000
              Federal net operating loss                                                          32,000                     -
              Other                                                                               74,000                  92,000
                                                                                          --------------          --------------
                  Total deferred tax assets                                                    1,047,000                 995,000
                                                                                          --------------          --------------
         Deferred tax liabilities
              Depreciation                                                                       218,000                 219,000
                                                                                          --------------          --------------
                  Total deferred tax liabilities                                                 218,000                 219,000
                                                                                          --------------          --------------
                  Net deferred tax assets                                               $        829,000        $        776,000
                                                                                         ===============         ===============

     These amounts are classified in the balance sheet as follows:

                                                                                              2001                    2000
                                                                                        ----------------        ----------------
         Current asset                                                                  $        637,000        $        534,000
         Non-current asset                                                                       192,000                 242,000
                                                                                          --------------          --------------
                                                                                        $        829,000        $        776,000
                                                                                         ===============         ===============

     The following reconciles the tax provision with the U.S. statutory tax rates:

                                                                      2001                    2000                    1999
                                                                ----------------        ----------------        ----------------
         Income taxes at U.S. statutory rates                         34.0%                   34.0%                   34.0%
         States taxes, net of federal tax benefit                     (6.3)                    8.1                   (32.9)
         Nondeductible expenses                                      (14.8)                   13.9                   (45.4)
         Decrease in valuation allowance                               -                      (8.2)                   32.5
         Other                                                       (10.4)                    4.7                   (17.7)
                                                                ----------------        ----------------        ----------------
                                                                       2.5%                   52.5%                  (29.5)%
                                                                ================        ================        ================

     The  Company  has  available  a  federal  net  operating   carryforward  of
     approximately  $93,000, which may be carried back or forward and expires in
     2021.

     The  Company has  charitable  contribution  carryforwards  in the amount of
     $73,000, which begin to expire in the year 2004.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE G - RELATED PARTY

     During 1992, the Company sold its building for a purchase price of $610,000 to a related party (a corporation wholly-owned by the principal stockholder of the  Company).  At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser.
     The sale  resulted in a gain of $263,717,  which has been deferred and will be amortized over the life of the lease.  During each of the three years in the period ended June 30, 2001,  the Company  recognized a gain of $26,364.
     As of June 30, 2001 and 2000,  the balance of the  unamortized  gain on the sale was $26,426 and $52,778, respectively.

     The Company leases its corporate  office building from the  above-mentioned related party.  During the years ended June 30, 2001,  2000 and 1999,  rent expense was $254,859, $256,304 and $228,862, respectively.

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

     The Company is also obligated under various  operating leases for operating equipment for periods  expiring  through 2003.  During the years ended June
     30, 2001, 2000 and 1999, rent expense was $285,295, $341,781, and $300,300, respectively.

     Minimum annual rentals under non-cancelable  operating leases subsequent to
     June 30, 2001, are as follows:

                                                     Operating              Real estate
         Year ending June 30,                        equipment              Facilities
         --------------------                    ----------------        ----------------

                2002                             $         29,359        $        223,860
                2003                                       15,971                     -
                                                   --------------          --------------

                                                 $         45,330        $        223,860
                                                  ===============         ===============

     2.  Litigation
         ----------

     On February 7, 2001,  the Company filed suit against a major client,  which represented  25% of the  Company's  revenues  during 2001,  in the Court of
     Common Pleas of Chester County,  Pennsylvania.  In the lawsuit, the Company claims that the customer  failed to pay $2.4 million for services  rendered by the  Company  and the  customer  should  reimburse  the Company for over
     $400,000 in start up expenses, in addition to other claims.

     In the normal  course of its  business,  the Company is exposed to asserted and  unasserted  claims.  In the opinion of  management,  the resolution of these  matters  will not have a material  adverse  affect on the  Company's consolidated financial position, results of operations or cash flows.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

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

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     1.  Stock Options
         -------------

     In  September  1991,  the Company  adopted  the 1991 Stock  Option Plan for officers,  directors and key employees to receive  incentive stock options.
     The options are  exercisable for a period up to 10 years from date of grant at an exercise price not less than fair market value of the common stock at date of grant.  The Plan expired in September 2001. There have been 500,000 shares of common stock reserved for the Plan.

     The following is a summary of transactions:

                                                     Number
                                                   of options              Non-                               Weighted
                                                   outstanding           qualified                             average
                                                    incentive              stock                              exercise
                                                  stock options           options              Total            price
                                                  ---------------      --------------     -------------     --------------

         Outstanding at July 1, 1998                      96,750               60,000           156,750          4.00
         Exercisable at July 1, 1998                      81,350               60,000           141,350          4.00

         Forfeited/exercised                             (29,750)                 -             (29,750)         4.00
                                                  --------------       --------------     -------------

         Outstanding at June 30, 1999                     67,000               60,000           127,000          4.00
         Exercisable at June 30, 1999                     55,800               60,000           115,800          4.00

         Forfeited/exercised                              (4,000)             (15,000)          (19,000)         4.00
                                                  --------------       --------------     -------------

         Outstanding at June 30, 2000                     63,000               45,000           108,000          4.00
         Exercisable at June 30, 2000                     56,000               45,000           101,000          4.00

         Forfeited/exercised                             (18,250)                 -             (18,250)         4.00
                                                  --------------       --------------     -------------

         Outstanding at June 30, 2001                     44,750               45,000            89,750          4.00
         Exercisable at June 30, 2001                     44,750               45,000            89,750          4.00

     All options  were  granted at  exercise  prices  above  market  price.  The exercise  price was $4.00  per share for  grants in 2001 and 2000,  for the incentive stock options.

     The remaining  contractual  life of outstanding and exercisable  options is approximately four years and three years, respectively.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

     2.  Employee Stock Purchase Plan
         ----------------------------

     The Company has a stock purchase plan that allows  participating  employees to purchase,  through payroll  deductions,  shares of the Company's  common stock at 85 percent of the fair market  value at specified  dates.  At June
     30, 2001, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                                                    2001                    2000                    1999
                                                              ----------------        ----------------        ----------------

         Aggregate purchase price                             $          5,390        $          9,310        $            -
         Shares purchased                                               17,505                  18,316                     -
         Employee participants                                              23                      26                    23

NOTE K - DEFINED CONTRIBUTION PENSION PLAN

     The Company  sponsors a 401(k) plan for all employees who have attained the age of  twenty-one  and  have  completed  one  year  of  service.  Eligible employees  may  contribute  up to 15% of their annual  compensation  to the plan.  The  Company  can  match  100% up to the first 6% of  employee  plan contributions.  Participants  are  vested  20% for  each  year  of  service beginning  after year 3 and are fully  vested  after seven  service  years.
     During the years ended June 30, 2001, 2000 and 1999, company  contributions to the plan,  which were charged to expense,  amounted to $32,534,  $30,252 and $10,092, respectively.

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

     As of June 30, 2001,  the Company has cash accounts with various  financial institutions  having  high  credit  standings  and  periodically  has  cash balances subject to credit risk beyond insured  amounts.  As a consequence, it believes  that its exposure to credit risk loss is limited.  The Company does not  require  collateral  and  other  security  to  support  financial instruments subject to credit risk.

NOTE M - MAJOR CUSTOMERS

     The Company had sales to one customer  representing  approximately 25%, 17%
     and 17% of total  revenues  for the years  ending June 30,  2001,  2000 and
     1999, respectively. The loss of such customer could have a material adverse effect on the Company's future results of operations.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE N - BUSINESS SEGMENTS

     The Company follows the disclosure  provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related  Information.  This  management approach  focuses  on  internal  financial  information  that  is  used  by management to assess performance and to make operating decisions.  SFAS No.
     131 also requires disclosures about products,  services,  geographic areas, and major  customers.  The  adoption  of SFAS No.  131 had no effect on the
     Company's results of operations or financial position.

     The financial  information of the Company's  reportable  segments have been compiled utilizing the accounting policies described in Note A Organization and  Business.  The  Company's  reportable  segments  are (1) food  service management  and (2) training and  conference  center.  The Company  reports segment performance on an after tax basis. Deferred taxes are not allocated to segments.  The management  accounting policies and processes utilized in compiling segment  financial  information are highly subjective and, unlike financial  accounting,  are not based on authoritative  guidance similar to accounting  principles  generally accepted in the United States of America.
     As a result,  reported segment results are not necessarily  comparable with similar information reported by other similar companies.

                                                                                      Training and
                                                                 Food Service          Conference
                                                                  Management             Center                  Total
                                                             -----------------      -----------------      ---------------
     As of and for the year ended June 30, 2001:
         Food service revenue                                 $    39,960,645        $       910,075       $    40,870,720
         Depreciation and amortization                                177,237                501,005               678,242
         Income (loss) from operations                              1,155,834             (1,017,114)              138,720
         Interest income                                               32,773                    -                  32,773
         Interest expense                                            (249,161)              (237,351)             (486,512)
         Income (loss) before taxes (benefit)                        (643,768)               319,603              (324,165)
         Net income (loss)                                           (635,555)               319,603              (315,952)
         Total assets                                               9,452,365              9,052,182            18,504,547
         Capital expenditures                                         222,523                    -                 222,523

     As of and for the year ended June 30, 2000:
         Food service revenue                                 $    41,476,456        $     1,137,522       $    42,613,978
         Depreciation and amortization                                218,533                512,738               731,271
         Income (loss) from operations                              1,809,219               (998,501)              810,718
         Interest income                                               68,188                    -                  68,188
         Interest expense                                            (365,663)              (240,143)             (605,806)
         Income (loss) before taxes (benefit)                         (80,504)               423,984               343,480
         Net income (loss)                                           (260,966)               423,984               163,018
         Total assets                                              10,779,442              9,387,412            20,166,854
         Capital expenditures                                         403,169                    -                 403,169

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2001 and 2000

NOTE N - BUSINESS SEGMENTS - Continued

                                                                                      Training and
                                                                Food Service           Conference
                                                                 Management              Center                Total
                                                            -----------------      ----------------      ----------------

     As of and for the year ended June 30, 1999:

         Food service revenue                                $    37,439,489        $     1,334,446       $   38,773,935
         Depreciation and amortization                               298,946                532,536              831,482
         Income (loss) from operations                             1,840,664             (1,624,423)             216,241
         Interest income                                              59,762                 33,177               92,939
         Interest expense                                           (261,459)              (243,865)            (505,324)
         Income (loss) before taxes (benefit)                        178,971               (305,044)            (126,073)
         Net income (loss)                                           141,817               (305,044)            (163,227)
         Total assets                                              9,779,322             10,991,004           20,770,326
         Capital expenditures                                         92,472                199,565              292,037

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited,  but in the opinion of management  includes all necessary  adjustments for a fair  presentation of the interim results.

                                                                                       Fiscal 2001
                                                    -------------------------------------------------------------------------------
                                                        September 30,        December 31,        March 31,          June 30,
                                                    ------------------    ----------------    ---------------    ---------------

         Revenues                                     $   12,192,563       $   12,214,557     $   9,012,310      $   7,451,290
         Gross profit                                      1,982,123            2,297,584         1,665,541          1,675,808
         Net income (loss)                                   (66,922)             136,056          (297,325)           (87,761)
         Net income (loss) per share - basic
              and diluted                             $       (0.02)       $        0.05      $      (0.10)      $      (0.03)

                                                                                      Fiscal 2000
                                                    --------------------------------------------------------------------------------
                                                        September 30,        December 31,        March 31,          June 30,
                                                    ------------------    ----------------    ---------------    ---------------

         Revenues                                     $    9,782,518       $   10,108,393     $   9,964,677      $  12,758,390
         Gross profit                                      1,755,255            2,157,875         2,026,378          2,648,664
         Net income (loss)                                  (223,442)              77,220           111,119            198,121
         Net income (loss) per share - basic
              and diluted                             $       (0.08)       $        0.03      $       0.04       $       0.07

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                     For the three years ended June 30, 2001

The following sets forth the activity in the Company's valuation accounts:

                                                               Accounts
                                                              receivable
                                                              ----------

     Balance at July 1, 1998                              $        702,406

         Provision for bad debts                                   380,000

         Write-offs                                               (444,506)
                                                            ---------------

     Balance at June 30, 1999                                      637,900

         Provision for bad debts                                   584,193

         Write-offs                                               (369,088)
                                                            ---------------

     Balance at June 30, 2000                                      853,005

         Provision for bad debts                                   850,000

         Write-offs                                               (527,409)
                                                            ---------------

     Balance at June 30, 2001                             $      1,175,596
                                                           ===============

