Form 10-Q
period 2001-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2001-11-14
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the  quarterly period ended September 30, 2001

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

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of November 9, 2001.

                                TABLE OF CONTENTS

Part I.     Financial Information                                       Page No.
            ---------------------                                       --------

            Consolidated Balance Sheets of
            September 30, 2001 (unaudited) and June 30, 2001             2 - 3

            Consolidated Statements of Operations for the Three
            Months Ended September 30, 2001 (unaudited) and
            2000 (unaudited)                                               4

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2001 (unaudited) and
            2000 (unaudited)                                               5

            Notes to Financial Statements                                6 - 7

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8 - 10

Part II.    Other Information                                              11

            Signatures                                                     12

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      September 30,    June 30,
                                                                         2001            2001
                                                                         ----            ----
                                                                      (unaudited)

Current assets:
   Cash and cash equivalents                                          $   438,156   $   451,875
   Accounts receivable, net of allowance for doubtful
      accounts of $1,400,586 and 1,175,596, respectively                6,660,866     6,424,629
   Accrued Income                                                          65,810       177,967
   Deferred income taxes                                                  636,617       636,617
   Inventory                                                              238,823       232,869
   Prepaid and other                                                      375,354       417,009
                                                                      -----------   -----------
Total current assets                                                    8,415,626     8,340,966
                                                                      -----------   -----------

Property and equipment, net                                             8,998,529     9,127,742
                                                                      -----------   -----------

Construction in Progress                                                     --            --
                                                                      -----------   -----------
Other assets:
   Investment in contracts                                                240,000       280,000
   Advances to employees                                                  484,763       328,988
   Deferred income taxes                                                  192,269       192,269
   Bond issue costs                                                       221,021       224,562
   Deferred costs and other assets                                         10,021        10,020
                                                                      -----------   -----------
Total other assets                                                      1,148,074     1,035,839
                                                                      -----------   -----------
                                                                      $18,562,229   $18,504,547
                                                                      ===========   ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              September 30,         June 30,
                                                                                   2001              2001
                                                                                   ----              -----
                                                                                (unaudited)

Current liabilities:
     Current portion of long-term debt                                         $    186,814    $    186,813
     Accounts payable                                                             4,155,117       4,537,741
     Accrued expenses                                                               398,626         341,286
     Accrued payroll and related expenses                                           296,437         273,217
     Other                                                                          119,286         125,960
                                                                               ------------    ------------
Total current liabilities                                                         5,156,280       5,465,017
                                                                               ------------    ------------

Long-Term liabilities:
    Long-term debt, net of current portion                                        6,011,914       5,386,120
    Long-term note payable                                                          982,881       1,067,128
                                                                               ------------    ------------
    Total long-term liabilities                                                   6,994,795       6,453,248
                                                                               ------------    ------------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                      --              --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued
             2,747,000 and 2,747,000 outstanding, respectively                    3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48              48
     Retained earnings                                                            3,108,743       3,283,871
                                                                               ------------    ------------
                                                                                  6,910,717       7,085,845

     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                             (499,563)       (499,563)

Total stockholders' equity                                                        6,411,154       6,586,282
                                                                               ------------    ------------
                                                                               $ 18,562,229    $ 18,504,547
                                                                               ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended
                                                   September 30,
                                                2001           2000
                                                ----           ----

Food Service Revenue                       $  7,422,218    $ 12,192,563

Cost of Operations
     Payroll and related expenses             2,394,289       3,755,366
     Other costs of operations                3,433,335       6,455,074
                                           ------------    ------------
          Cost of operations                  5,827,624      10,210,440
                                           ------------    ------------

Gross Profit                                  1,594,594       1,982,123
                                           ------------    ------------

Expenses
     General and administrative expenses      1,214,849       1,563,123
     Depreciation and amortization              210,448         156,272
      Provision for doubtful accounts           225,000         180,000
                                           ------------    ------------
           Expenses                           1,650,297       1,899,395
                                           ------------    ------------

Income/(Loss) from operations                   (55,703)         82,728
                                              ---------    ------------

Other income (expense)
     Other                                      (23,323)          6,115
     Interest income                              3,143          12,160
     Interest expense                           (99,252)       (144,591)
                                              ---------    -------------
            Other income (expense) - net       (119,432)       (126,316)
                                              ---------    ------------

Loss before income taxes                       (175,135)        (43,588)
                                              ---------    ------------
Provision for income taxes                         --            23,334
                                              ---------    ------------

Net loss                                       ($175,135)  ($    66,922)
                                              ==========   ============

Net loss per share - basic and diluted         ($   0.06)  ($      0.02)
                                              ==========   ============

Weighted average number of shares              2,847,000      2,847,000
                                              ==========   ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months-Ended
                                                                            September 30,
                                                                          2001           2000
                                                                          ----           ----
Operating activities:
Net loss                                                              ($  175,135)   ($   66,922)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                        210,448        146,039
     Provision for bad debts                                              225,000        180,000
     Amortization of deferred gain                                              0         (6,591)
     Amortization of bond costs                                             3,641          3,642
Changes in assets and liabilities:
     Accounts receivable                                                 (461,237)    (1,301,081)
     Accrued Income                                                       112,157        153,413
     Inventory and other                                                   35,701        113,295
     Accounts payable                                                    (382,625)       709,700
     Accrued expenses                                                      41,048        114,198
     Accrued payroll and related expenses                                  23,220         24,312
     Accrued professional                                                  13,179         (8,824)
     Accrued incomes taxes                                                  3,113         26,173
     Other                                                                 33,236         41,750
                                                                      -----------    -----------
Net cash (used in)/provided by operating activities                      (318,254)       129,104
                                                                      -----------    -----------

Investing activities:
     (Advances)/Repayment to employees                                   (155,776)       (21,957)
     Purchase of property and equipment, (net)                            (81,236)       (51,445)
     Deferred costs                                                             0              0
                                                                      -----------    -----------
Net cash used in investing activities                                    (237,012)       (73,402)
                                                                      -----------    -----------

Financing activities:
     Repayments of long-term debt                                        (125,000)    (1,150,000)
     Repayments of long-term note payable                                 (84,247)       (84,294)
     Repayments of term loan                                              (15,206)       (13,964)
     Proceeds from line of credit                                         766,000        700,000
                                                                      -----------    -----------
Net cash provided by/(used in) financing activities                       541,547       (584,258)
                                                                      -----------    -----------

  Net decrease in cash                                                    (13,719)      (492,556)
                                                                      -----------    -----------

Cash and cash equivalents - beginning of period                           451,875      1,134,720

Cash and cash equivalents - end of period                             $   438,156    $   642,164
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
     Interest                                                         $   100,485    $    90,721
     Income taxes                                                     $         0    $       200

            See Notes to Unaudited Consolidated Financial Statements
                                      - 5 -

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30,2001

1.          BASIS OF PRESENTATION

            The accompanying  unaudited  consolidated  financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore,  do not include all of the information and footnotes required by generally  accepted  accounting  principles for complete financial statements.  However, all adjustments that, in the opinion of management are necessary for fair  presentation  of the financial statements,  have been  included.  The results of operations for the interim  periods  presented  are not  necessarily  indicative of the results that may be expected for the entire  fiscal year ending June
            30, 2002.  The  financial  information  presented  should be read in conjunction with the Company's financial  statements that were filed under Form 10-K.

2.          EARNINGS PER COMMON SHARE

            Earnings per common share amounts are based on the  weighted-average number of shares of common stock outstanding  during the three-month period  ending  September  30,  2001 and  2000.  Stock  options  and warrants did not impact  earnings per share each period as they were anti-dilutive.

3.          LITIGATION

            On February 7, 2001,  Nutrition  Management  Services  Company filed suit  against a major client in the Court of Common Pleas of Chester
            County, Pennsylvania.  In the lawsuit, Nutrition Management Services
            Company claims that the client failed to pay $2.4 million on account of services Nutrition Management Services Company rendered, and that the client  should be required  to  reimburse  Nutrition  Management
            Services Company for over $400,000 in start up expenses, in addition to other claims.

            In  addition  to the  litigation  described  above,  the  Company is exposed  to  asserted  and  unasserted  claims.  In the  opinion  of management, the resolution of these matters will not have a material adverse  effect on the  Company's  financial  position,  results  of operations or cash flows.

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001

4.          BUSINESS SEGMENTS

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

The  Company's  reportable  segments  are (1) food  service  management  and (2)
training and conference  center.  The Company reports segment  performance on an after tax basis.  Deferred  taxes are not allocated to segments.  The management accounting  policies  and  processes  utilized in  compiling  segment  financial information  are highly  subjective and, unlike  financial  accounting,  are not based on  authoritative  guidance  similar to  accounting  principals  generally accepted in the United States of America. As a result,  reported segment results are not  necessarily  comparable  with  similar  information  reported  by other similar companies.

                                                                 Food Service            Training and
                                                                  Management             Conference Center        Total
                                                                  ----------             -----------------        -----
         For the quarter ended Sept. 30, 2001:
           Food service revenue                                  $7,335,314              $   86,904            $7,422,218
           Depreciation and amortization                             84,454                 125,993               210,448
           Income (loss) from operations                            265,404                (321,103)              (55,702)
           Interest income                                            3,143                       0                 3,143
           Interest expense                                         (45,280)                (53,972)              (99,252)
           Income (loss) before taxes (benefit)                     220,599                (395,734)             (175,135)
           Net income (loss)                                        220,599                (395,734)             (175,135)
           Total assets                                           9,638,925               8,923,305            18,562,229
           Capital expenditures                                      81,236                       0                81,236

                                                                 Food Service          Training and
                                                                  Management           ConferenceCenter           Total
         For the quarter ended Sept. 30, 2000:
           Food service revenue                                  $12,010,657             $  181,906            $12,192,563
           Depreciation and amortization                              32,083                124,189                156,272
           Income (loss) from operations                             370,981               (288,254)                82,728
           Interest income                                            12,160                      0                 12,160
           Interest expense                                          (84,084)               (60,507)              (144,591)
           Income (loss) before taxes (benefit)                      305,173                (348,761)              (43,588)
           Net income (loss)                                         281,839                (348,761)              (66,922)
           Total assets                                           11,095,473               9,356,919            20,452,392
           Capital expenditures                                       51,445                       0                51,445

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            The following  discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

            Revenues for the quarter ended September 30, 2001 were $7,422,218, a decrease of  $4,770,345  or 39.13%  compared to revenues of  $12,192,563  in the corresponding  quarter  last  year.  This  decrease  is a  result  of  cancelled contracts during the period offset by growth within existing contracts.

            Cost of operations  provided for the current quarter was $5,827,624, compared to  $10,210,440  for similar  expenses in the same period last year,  a decrease of $4,382,816 or 42.92%. This decrease in costs of services provided is due to lower revenues during the period offset by inflationary  price, wage, and expense increases.

            Gross  Profit for the current  quarter was  $1,594,594,  compared to
$1,982,123 for the same period last year, a decrease of $387,529 or 19.55%. This decrease is due to lower  revenues in the period.  As a  percentage  of revenue, gross profit increased from 16.26% to 21.48%.

            General and administrative  expenses for the quarter were $1,214,849 or 16.37% of revenue,  compared to  $1,563,123 or 12.82% of revenue for the same quarter last year, a decrease of $348,274 or 22.28%.  The decrease is the result of certain cost cutting measures implemented by the Company.

            Provision  for  doubtful  accounts  for  the  quarter  was  $225,000 compared to $180,000 for the  corresponding  quarter last year. This increase of
$45,000 is  attributable  to an increase in business  activities and a change in contractual relationships.

            Interest expense for the three-month period totaled $99,252 compared to $144,591 for the same period last year. The decrease in interest expense is a result of repayment in borrowings as well as a reduction in interest rates.

            For the reasons  stated above,  net loss after taxes for the quarter
ended  September  30,  2001  was  ($175,135)   compared  to  ($66,922)  for  the
corresponding  quarter last year. Net loss per share for the current quarter was
($0.06)  compared  to net loss per share of ($0.02)  for the same  quarter  last year.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2001 the Company had working capital of $3,259,396.

            OPERATING  ACTIVITIES.  Cash used in operations for the three months ended  September  30,  2001  was  $318,254  compared  to  $129,104  provided  by operations for the three months ended  September 30, 2000. A decrease in current liabilities  and  noncash  items of  $142,983  offset by an increase in accounts receivable  of $461,237  was  primarily  responsible  for the current  quarter's activity.

            INVESTING ACTIVITIES. Investing activities consumed $237,012 in cash in the current  quarter  compared to $73,402 in cash consumed in the same period last year.

            FINANCING ACTIVITIES.  Current quarter financing activities provided
$541,547 in cash  compared  to  $584,258  consumed in the same period last year.
Proceeds  of $766,000  offset by  repayment  of long term debt of $224,453  were responsible for the current quarter's activity.

            CAPITAL  RESOURCES.  In February  2001,  the Company  refinanced its outstanding  indebtedness.  These credit facilities include a $4,000,000 line of credit and  letters of credit  for  $878,379  and  $2,258,404  guaranteeing  two industrial  revenue bond issues.  The new loan agreement requires the Company to maintain  certain  financial  covenants.  The  Company is  current  with all its obligations  to its  bank  and on its  bonds  and is in  compliance  with  their financial convenants.

            A substantial  portion of the Company's  revenues are dependent upon the payment of its fees by customer  healthcare  facilities,  that, in turn, are dependent  upon  third-party  payers  such as state  governments,  Medicare  and
Medicaid. Delays in payment by third-party payers,  particularly state and local governments, may lead to delays in the collection of accounts receivable.

            The Company has no material  commitments  for capital  expenditures, including the Collegeville Inn &  Conference  Center,  and believes that its cash from operations,  existing  balances,  and available credit  facilities are adequate  for the  fiscal  year  June  30,  2002 to  satisfy  the  needs  of its operations.

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

   Item 1.      Legal Proceedings                                           None

   Item 2.      Changes in Securities                                       None

   Item 3.      Defaults Upon Senior Securities                             None

   Item 4.      Submission of Matters to a Vote of Security Holders         None

   Item 5.      Other Information                                           None

   Item 6.      Exhibits and Reports on Form 8-K                            None

                (a)  Exhibits

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

                                       /s/ Joseph V. Roberts
                                       -------------------------------
                                       Joseph V. Roberts
                                       Chairman and Chief Executive Officer

                                       /s/ Linda J. Haines
                                       -------------------------------
                                       Linda J. Haines
                                       (Principal Financial Officer)

Date:  November 14, 2001

