Form 10-Q
period 2001-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2002-02-19
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2001

                                       or
[   ]       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from ______________ to _______________

                         Commission File Number 0-19824

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                                            23-2095332
  ---------------------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

      Box 725, Kimberton Road, Kimberton, PA                          19442
   ------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (610) 935-2050
                                                               --------------
                                                                          N/A
-----------------------------------------------------------------------------
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

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and
100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of February 14, 2002.

                                TABLE OF CONTENTS

Part I.        Financial Information                                   Page No.
               ---------------------                                   --------

               Consolidated Balance Sheets as of
               December 31, 2001 (unaudited) and June 30, 2001            2 - 3

               Consolidated Statements of Operations for the Three and Six
               Months Ended December 31, 2001 and 2000
               (unaudited)                                                4

               Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 2001
               and 2000 (unaudited)                                       5

               Notes to Financial Statements                              6 - 8

               Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  9 - 11

Part II.       Other Information                                         12

               Signatures                                                13

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,               June 30,
                                                                           2001                     2001
                                                                           ----                     ----
 (unaudited)
Current assets:
   Cash and cash equivalents                                              $760,236                $451,875
   Accounts receivable, net of allowance for doubtful
   accounts of $1,557,328  and $1,175,596, respectively                  5,875,251               6,424,629
   Unbilled Revenue                                                         50,959                 177,967
   Deferred income taxes                                                   636,617                 636,617
   Inventory                                                               261,838                 232,869
   Prepaid and other                                                       348,080                 417,009
                                                                           -------                 -------

Total current assets                                                     7,932,981               8,340,966
                                                                         ---------               ---------

Property and equipment, net                                              8,989,679               9,127,742
                                                                         ---------               ---------

Other assets:
   Investment in contracts                                                 200,000                 280,000
   Advances to employees                                                   475,113                 328,988
   Deferred income taxes                                                   192,269                 192,269
   Bond issue costs                                                        217,380                 224,562
   Deferred costs and other assets                                          10,020                  10,020
                                                                            ------                  ------

Total other assets                                                       1,094,782               1,035,839
                                                                         ---------               ---------

                                                                       $18,017,442             $18,504,547
                                                                       ===========             ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,        June 30,
                                                                                     2001              2001
                                                                                     ----              ----
Current liabilities:
     Current portion of long-term debt                                           $  186,813       $  186,813
     Accounts payable                                                             3,972,819        4,537,741
     Accrued expenses                                                               416,221          341,286
     Accrued payroll and related expenses                                           276,442          273,217
     Other                                                                           91,138          125,960
                                                                                -----------     ------------
Total current liabilities                                                         4,943,433        5,465,017
                                                                                -----------     ------------

Long-Term liabilities:
    Long-term debt, net of current portion                                        5,772,519        5,386,120
    Long Term Note Payable                                                          926,766        1,067,128
                                                                                -----------     ------------

Total long-term liabilities                                                       6,699,285        6,453,248
                                                                                -----------     ------------
Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none            ---              ---
            issued or outstanding

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and         3,801,926        3,801,926
               2,747,000 outstanding                                                     48               48
     Class B - no par, 100,000 shares authorized, issued and outstanding          3,072,313        3,283,871
                                                                                -----------     ------------
     Retained earnings                                                            6,874,286        7,085,845

     Less:  treasury stock (Class A common: 253,000 shares) - at cost              (499,563)        (499,563)
                                                                                -----------     ------------
Total stockholders' equity                                                        6,374,724        6,586,282
                                                                                -----------     ------------
                                                                                $18,017,442      $18,504,547
                                                                                ===========     ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended                  Six months ended
                                                          December 31,                         December 31,
                                                       2001            2000             2001             2000
                                                       ----            ----             ----             ----

Food Service Revenue                              $  7,871,823      12,214,557       $15,294,041      $24,407,120

Cost of operations
     Payroll and related expenses                    2,512,661       3,778,211         4,906,950        7,533,577
     Other costs of operations                       3,742,362       6,138,762         7,175,697       12,593,836
                                                  ------------      ----------       -----------      -----------
          Cost of operations                         6,255,023       9,916,973        12,082,647       20,127,413
                                                  ------------      ----------       -----------      -----------

Gross profit                                         1,616,800       2,297,584         3,211,394        4,279,707
                                                  ------------      ----------       -----------      -----------

Expenses
     General and administrative expenses             1,158,677       1,645,177         2,373,526        3,208,300
     Depreciation and amortization                     211,946         179,262           422,394          335,534
     Provision for doubtful accounts                   225,000         180,000           450,000          360,000
                                                  ------------      ----------       -----------     ------------
          Expenses                                   1,595,623       2,004,439         3,245,920        3,903,834
                                                  ------------      ----------       -----------     ------------

Income from operations                                 21,177          293,145           (34,526)         375,873
                                                  ------------      ----------       -----------     ------------

Other income (expense)
     Other                                              1,104            6,591           (22,219)          12,706
     Interest income                                    2,320            8,791             5,463           20,951
     Interest expense                                 (61,029)        (137,470)         (160,281)        (282,061)
                                                  ------------      ----------       -----------     ------------
          Other income (expense) - net                (57,605)        (122,088)         (177,037)        (248,404)
                                                  ------------      ----------       -----------     ------------

 Income/(Loss) before income taxes                    (36,428)         171,057          (211,563)         127,469

Provision for income taxes                                  0           35,001                 0           58,335
                                                  ------------      ----------       -----------     ------------

Net income/(loss)                                 $   (36,428)         136,056        $ (211,563)         $69,134
                                                  ============      ==========       ============    ============

Basic and diluted earnings/(loss)
      - basic and diluted                         $     ( .01)        $    .05        $     (.07)      $      .02
                                                  ============      ==========       ============    ============

Weighted average number of shares                   2,847,000        2,847,000         2,847,000        2,847,000
                                                  ============      ==========       ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Six Months Ended
                                                                                        December 31,

                                                                                    2001              2000
                                                                                    ----              ----

Operating activities:
Net (loss)/Income                                                               ($ 211,558)        $  69,134
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
     Depreciation and amortization                                                 422,394           315,069
     Provision for bad debts                                                       450,000           360,000
     Amortization of deferred gain                                                       0           (13,182)
     Amortization of bond costs                                                      7,282             7,283
Changes in assets and liabilities:
     Accounts receivable                                                            99,378        (1,194,997)
     Unbilled Revenue                                                              127,009           (19,338)
     Inventory and other                                                           (28,969)           (9,048)
     Accounts payable                                                              (564,923)       1,280,359
     Accrued expenses                                                                36,120           25,530
     Accrued payroll and related expenses                                             3,225          139,552
     Accrued professional                                                            32,396          (38,146)
     Accrued incomes taxes                                                            6,419           64,334
     Other                                                                          114,058           25,259
                                                                                    -------       ----------
Net cash provided by operating activities                                           492,831        1,008,809
                                                                                    -------       ----------

Investing activities:
     Repayment (Advances) to employees                                             (146,126)         (7,970)
     Purchase of property and equipment                                            (284,332)       (157,738)
                                                                                   ---------       --------
Net cash used in investing activities                                              (430,458)       (165,708)
                                                                                   ---------       --------
Financing activities:
     Repayments of long-term debt                                                  (670,000)     (2,038,715)
     Repayments of long-term note payable                                          (140,412)       (168,494)
     Repayments of term loan                                                        (30,601)        (28,315)
     Proceeds from line of credit                                                 1,087,000         750,000
                                                                                  ---------      -----------
Net cash provided by /(used in)  financing activities                               245,987      (1,485,524)
                                                                                    -------      -----------

 Net increase(decrease) in cash                                                     308,360        (642,422)
                                                                                    -------        ---------

Cash and cash equivalents - beginning of period                                     451,875       1,134,720
                                                                                    -------       ---------

Cash and cash equivalents - end of period                                          $760,236      $  492,297
                                                                                   ========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

     Interest                                                                      $161,786       $291,914
     Income taxes                                                                  $   0          ($71,663)

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

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

2.          EARNINGS PER COMMON SHARE

            Earnings per common share amounts are based on the  weighted-average number of shares of common  stock  outstanding  during the three and six month periods ending  December 31, 2001 and 2000.  Stock options and warrants  did not impact  earnings per share each period as they were anti-dilutive.

3.          LITIGATION

            On February 7, 2001,  Nutrition  Management  Services  Company filed suit  against a major client in the Court of Common Pleas of Chester
            County, Pennsylvania.  In the lawsuit, Nutrition Management Services
            Company claims that the client failed to pay $2.4 million on account of services Nutrition Management Services Company rendered, and that the client  should be required  to  reimburse  Nutrition  Management
            Services Company for over $400,000 in start up expenses, in addition to other  claims.  The  client  has filed a  counterclaim  which the
            Company is contesting.

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

                                December 31, 2001

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

                                                                 Food Service       Training and
                                                                 Management         Conference Center         Total
                                                                 ----------         -----------------         -----

         For the quarter ended Dec. 31, 2001:
           Food service revenue                                  $7,573,069         $  298,754            $7,871,823
           Depreciation and amortization                             84,724            127,222               211,946
           Income (loss) from operations                            340,417           (319,240)               21,177
           Interest income                                            2,320               0                    2,320
           Interest expense                                         (40,499)           (20,530)              (61,029)
           Income (loss) before taxes (benefit)                     299,574           (336,004)              (36,428)
           Net income (loss)                                        299,574           (336,004)              (36,428)
           Total assets                                           8,982,309          9,035,133            18,017,442

                                                                 Food Service       Training and
                                                                 Management         Conference Center         Total
                                                                 ----------         -----------------         -----

         For the quarter ended Dec. 31, 2000:
           Food service revenue                                 $11,909,686          $  304,871           $12,214,557
           Depreciation and amortization                             54,138             125,124               179,262
           Income (loss) from operations                            460,666            (167,522)              293,144
           Interest income                                            8,791               0                     8,791
           Interest expense                                         (66,902)            (70,568)             (137,470)
           Income (loss) before taxes (benefit)                     409,146            (238,090)              171,057
           Net income (loss)                                        374,145            (238,090)              136,056
           Total assets                                          10,967,223           9,266,947            20,234,170

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2001

4.          BUSINESS SEGMENTS - CONTINUED

                                                                   Food Service       Training and
                                                                   Management         Conference Center         Total
                                                                   ----------         -----------------         -----

         For the six months ended Dec. 31, 2001:
           Food service revenue                                  $14,908,383             $  385,658            $15,294,041
           Depreciation and amortization                             169,178                253,216                422,394
           Income (loss) from operations                             605,819               (640,345)               (34,526)
           Interest income                                             5,463                  0                      5,463
           Interest expense                                          (85,779)               (74,502)              (160,281)
           Income (loss) before taxes (benefit)                      520,175               (731,738)              (211,563)
           Net income (loss)                                         520,175               (731,738)              (211,563)
           Total assets                                            8,982,309              9,035,133             18,017,442

                                                                 Food Service          Training and
                                                                 Management            Conference Center              Total
                                                                 ----------            -----------------              -----

         For the six months ended Dec. 31, 2000:
           Food service revenue                                  $23,920,343              $  486,777             $24,407,120
           Depreciation and amortization                              86,221                 249,313                 335,534
           Income (loss) from operations                             831,649                (455,776)                375,873
           Interest income                                            20,951                   0                      20,951
           Interest expense                                         (150,986)               (131,075)               (282,061)
           Income (loss) before taxes (benefit)                      714,320                (586,851)                127,469
           Net income (loss)                                         655,985                (586,851)                 69,134
           Total assets                                           10,967,223               9,266,947              20,234,170

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            The following  discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations

            Revenues for the quarter ended December 31, 2001 were $7,871,823, a decrease of $4,342,734 or 35.5% compared to revenues of $12,214,557 for the corresponding quarter last year. Revenues for the six month period ended
December 31, 2001 were $15,294,041, a decrease of $9,113,079 or 37.3% compared to the corresponding period in 2000. The Company recorded revenue of $4,296,164 and $8,433,256 from a major client during the three and six month periods ended
December 31, 2000, respectively. The Company recorded no revenue from this client during the three and six month periods ended December 31, 2001 due to the termination of the Company's relationship with this client. See Note 3 of Notes to Unaudited Consolidated Financial Statement.

            Costs of operations for the current quarter were $6,255,023, compared to $9,916,973 for similar expenses in the same period last year, a decrease of $3,661,950 or 36.9%. For the six month period ended December 31,
2001, cost of operations were $12,082,647, compared to $20,127,413 for the same period last year, a decrease of $8,044,766 or 40.0% compared to the corresponding period in 2000. This decrease in cost of services is due to lower revenues during the period offset by inflationary price, wage and expense increases.

            Gross Profit for the quarter was $1,616,800, compared to $2,297,584, a decrease of $680,784 or 29.6%. As a percentage of revenue, gross profit increased from 18.8% in 2000 to 20.5% in 2001. For the six month period ended
December 31, 2001, gross profit was $3,211,394 versus $4,297,707 a decrease of
$1,068,313 or 25.0%. These decreases are due to lower revenues during the period.

            General and administrative expenses for the quarter were $1,158,677 or 14.7% of revenue, compared to $1,645,177 or 13.5% of revenue for the same quarter last year, a decrease of $486,500. For the six month period ending
December 31, 2001 general and administrative expenses were $2,373,526 compared to $3,208,300 for the corresponding period last year, a decrease of $834,774.
These decreases are due to certain cost cutting measures implemented by the
Company.

            Provision for doubtful accounts for the quarter was $225,000 compared to $180,000 for the corresponding quarter last year. For the six month period ending December 31, 2001 provision for doubtful accounts was $450,000 compared to $360,000 for the same period last year. This increase is attributable to an increase in business activities and a change in contractual relationships.

            Interest expense for the quarter totaled $61,029 compared to
$137,470 for the same period last year. For the six month period ended December
31, 2001, interest expense was $160,281 versus $282,061 in the corresponding period in 2000. The decrease in interest expense is a result of the repayment of borrowings as well as a reduction in interest rates.

            For the reasons stated above net loss after taxes for the quarter ended December 31, 2001 was ($36,428) compared to net income of $136,056 for the corresponding quarter last year. Net loss per share for the current quarter was
($0.01) compared to net income per share of $0.05 for the corresponding quarter last year.

            Net loss for the six month period was ($211,563) versus net income of $69,134 for the corresponding period last year. Net loss per share was
($0.07) compared to net income per share of $0.02 for the same period last year.

Liquidity and Capital Resources

            At December 31, 2001, the Company had working capital of $2,989,547, and cash and cash equivalents of $760,236 as compared to working capital of
$2,875,949 and cash and cash equivalents of $451,875 at June 30, 2001.

            OPERATING ACTIVITIES. Cash provided by operations for the six month period ended December 31, 2001 was $492,831 compared to $1,008,809 for the six months ended December 31, 2000. A decrease in current liabilities offset by non cash items was primarily responsible for the current period's activity.

            INVESTING ACTIVITIES. Investing activities consumed $430,458 in cash in the current period compared to $165,708 in cash consumed in the same period last year.

            FINANCING ACTIVITIES. Current period financing activities provided
$245,987 in cash compared to $1,485,524 consumed in the same period last year.
Proceeds of $1,087,000 offset by repayment of long term debt of $841,013 were responsible for the current quarter's activity.

            CAPITAL RESOURCES. In February 2001, the Company refinanced its outstanding indebtedness. These credit facilities include a $4,000,000 line of credit and letters of credit for $878,379 and $2,258,404 guaranteeing two industrial revenue bond issues. The new loan agreement requires the Company to maintain certain financial covenants. The Company is current with all its obligations to its bank and on its bonds and is in compliance with their financial convenants except those that were specifically waived by the bank.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                 See "Note 3  to
               Unaudited Consolidated Financial Statements" for a description of the Company's litigation.

Item 2.      Changes in Securities                             None

Item 3.      Defaults Upon Senior Securities                   None

Item 4.      Submission of Matters to a Vote of Security Holders

            On December 18, 2001 the Company held its Annual Meeting of
Stockholders, whereby the stockholders elected Directors. The vote on such matter was as follows:

            Election of Directors:

                                                 For               Withheld
                                                 ---               --------
            Joseph V. Roberts                  1,850,000              0
            Kathleen A. Hill                   1,850,000              0
            Michael Gosman                     1,850,000              0
            Samuel R. Shipley, III             1,850,000              0
            Michelle Roberts-O'Donnell         1,850,000              0
            Jane Scaccetti                     1,850,000              0
            Richard Kresky                     1,850,000              0

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
                                          -------------------------------
                                          Joseph V. Roberts
                                          Chairman and Chief Executive Officer

                                          /s/ Linda J. Haines
                                          --------------------------------
                                          Linda J. Haines
                                          (Principal Financial Officer)

Date:  February 14, 2002

