Form 10-Q
period 2002-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2002-05-15
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

                                       or
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

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of May 13, 2002.

                                TABLE OF CONTENTS

Part I.     Financial Information                                      Page No.

            Consolidated Balance Sheets of
            March 31, 2002 (unaudited) and June 30, 2001                   2 - 3

            Consolidated Statements of Operations for the Three and Nine
            Months Ended March 31, 2002 and 2001
            (unaudited)                                                    4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2002
            and 2001 (unaudited)                                           5

            Notes to Financial Statements                                  6 - 8

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9 - 11

Part II.    Other Information                                             12

            Signatures                                                    13

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           March 31,      June 30,
                                                             2002           2001
                                                             ----           ----
                                                          (unaudited)
Current assets:
   Cash and cash equivalents                             $   624,654   $   451,875
   Accounts receivable, net of allowance for doubtful
   accounts of $1,763,553 and $1,175,596, respectively     5,409,661     6,424,629
   Unbilled Revenue                                           83,067       177,967
   Deferred income taxes                                     636,617       636,617
   Inventory                                                 263,214       232,869
   Prepaid and other                                         408,148       417,009
                                                         -----------   -----------

Total current assets                                       7,425,361     8,340,966
                                                         -----------   -----------

Property and equipment, net                                8,832,970     9,127,742
                                                         -----------   -----------

Other assets:
   Investment in contracts                                   160,000       280,000
   Advances to employees                                     476,750       328,988
   Deferred income taxes                                     192,269       192,269
   Bond issue costs                                          213,739       224,562
   Deferred costs and other assets                            10,020        10,020
                                                         -----------   -----------

Total other assets                                         1,052,778     1,035,839
                                                         -----------   -----------

                                                         $17,311,109   $18,504,547
                                                         ===========   ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31,         June 30,
                                                                                   2002              2001
                                                                                   ----              ----
                                                                                 (unaudited)

Current liabilities:
     Current portion of long-term debt                                            $ 186,814       $ 186,813
     Accounts payable                                                             3,830,187       4,537,741
     Accrued expenses                                                               313,738         341,286
     Accrued payroll and related expenses                                           280,061         273,217
     Other                                                                           86,166         125,960
                                                                               ------------      ----------
Total current liabilities                                                         4,696,966       5,465,017
                                                                               ------------      ----------
Long-Term liabilities:

    Long-term debt, net of current portion                                        5,504,804       5,386,120
    Long Term Note Payable                                                          814,387       1,067,128
                                                                               ------------       ---------

Total long-term liabilities                                                       6,319,191       6,453,248
                                                                               ------------       ---------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                      --              --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding                                              3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48              48
     Retained earnings                                                            2,992,541       3,283,871
                                                                               ------------       ---------
                                                                                  6,794,515       7,085,845

     Less:  treasury stock (Class A common: 253,000 shares) - at cost              (499,563)       (499,563)
                                                                               ------------       ---------
Total stockholders' equity                                                        6,294,952       6,586,282

                                                                               $ 17,311,109    $ 18,504,547
                                                                               ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended                 Nine months ended
                                                    March 31,                      March 31,
                                               2002            2001           2002             2001
                                               ----            ----           ----             ----
Food Service Revenue                      $  6,945,186    $  9,012,310    $ 22,239,227    $ 33,419,430

Cost of operations
     Payroll and related expenses            2,351,595       3,077,556       7,258,545      10,611,133
     Other costs of operations               3,123,867       4,269,213      10,299,564      16,863,049
                                          ------------    ------------    ------------    ------------
          Cost of operations                 5,475,462       7,346,769      17,558,109      27,474,182
                                          ------------    ------------    ------------    ------------

Gross profit                                 1,469,724       1,665,541       4,681,118       5,945,248
                                          ------------    ------------    ------------    ------------

Expenses
     General and administrative expenses     1,064,830       1,476,650       3,438,356       4,684,949
     Depreciation and amortization             210,827         172,310         633,221         507,844
     Provision for doubtful accounts           225,000         180,000         675,000         540,000
                                          ------------    ------------    ------------    ------------
          Expenses                           1,500,657       1,828,960       4,746,577       5,732,793
                                          ------------    ------------    ------------    ------------

Loss from operations                           (30,933)       (163,419)        (65,459)        212,455
                                          ------------    ------------    ------------    ------------

Other income (expense)
     Other                                       2,545           6,591         (19,674)         19,297
     Interest income                             1,702           6,508           7,165          27,459
     Interest expense                          (53,088)       (112,004)       (213,369)       (394,065)
                                          ------------    ------------    ------------    ------------
          Other income (expense) - net         (48,841)        (98,905)       (225,878)       (347,309)
                                          ------------    ------------    ------------    ------------

Loss before income taxes                       (79,774)       (262,324)       (291,337)       (134,854)

Provision for income taxes                           0          35,001               0          93,336
                                          ------------    ------------    ------------    ------------

Net loss                                  $    (79,774)   $   (297,325)   $   (291,337)   $   (228,190)
                                          ============    ============    ============    ============

Basic and diluted loss per share          $      (0.03)   $      (0.10)   $      (0.10)   $      (0.08)
                                          ============    ============    ============    ============

Weighted average number of shares            2,847,000       2,847,000       2,847,000       2,847,000
                                          ============    ============    ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                             Nine Months Ended
                                                                                 March 31,
                                                                           2002            2001
                                                                           ----            ----

Operating activities:
Net loss                                                              $  (291,337)   $  (228,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                        633,221        507,844
     Provision for bad debts                                              675,000        540,000
     Amortization of deferred gain                                              0        (19,773)
     Amortization of bond costs                                            10,825         10,924
Changes in assets and liabilities:
     Accounts receivable                                                  339,968       (978,122)
     Unbilled Revenue                                                      94,900        281,270
     Inventory and other                                                  (30,345)       (24,544)
     Accounts payable                                                    (707,554)       871,347
     Accrued expenses                                                     (36,056)        52,947
     Accrued payroll and related expenses                                   6,844         40,339
     Accrued professional                                                  15,725        (38,146)
     Accrued incomes taxes                                                 (7,217)       102,632
     Other                                                                (30,925)       (47,978)
                                                                      -----------    -----------
Net cash provided by operating activities                                 673,049      1,070,550
Investing activities:
     Advances to employees                                              (147,763)       (23,605)
     Purchase of property and equipment                                  (218,450)      (233,694)
                                                                      -----------    -----------
Net cash used in investing activities                                    (366,213)      (257,299)
                                                                      -----------    -----------

Financing activities:
     Repayments of long-term debt                                        (922,000)    (2,642,500)
     Repayments of long-term note payable                                (252,741)      (252,789)
     Repayments of term loan                                              (46,316)      (201,866)
     Proceeds from line of credit                                       1,087,000      1,595,137
                                                                      -----------    -----------
Net cash used in  financing activities                                   (134,057)    (1,502,018)
                                                                      -----------    -----------
 Net increase/(decrease) in cash                                          172,779       (688,767)
                                                                      -----------    -----------

Cash and cash equivalents - beginning of period                           451,875      1,134,720
                                                                      -----------    -----------

Cash and cash equivalents - end of period                             $   624,654    $   445,953
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                          $  221,570    $   369,270
     Income taxes                                                      $   20,542   ($    40,359)

            See Notes to Unaudited Consolidated Financial Statements
                                     - 5 -

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

2.          Earnings Per Common Share

            Earnings per common share amounts are based on the  weighted-average number of shares of common  stock  outstanding  during the three and nine month periods ending March 31, 2002 and 2001. Stock options did
            not   impact   earnings   per  share   each   period  as  they  were
            anti-dilutive.

3.          Litigation

            On February 7, 2001,  Nutrition  Management  Services  Company filed suit  against a major client in the Court of Common Pleas of Chester
            County, Pennsylvania.  In the lawsuit, Nutrition Management Services
            Company  claims that they  failed to pay $2.4  million on account of services Nutrition  Management  Services Company rendered,  and that they should be required to reimburse  Nutrition  Management Services
            Company for over $400,000 in start up expenses, in addition to other claims.  The client has filed a  counterclaim  which the  company is contesting.  The parties have agreed to participate in mediation.

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

                                                                 Food Service        Training and
                                                                 Management          Conference Center             Total
                                                                 ----------          -----------------             -----

         For the quarter ended Mar. 31, 2002:
           Food service revenue                                  $6,681,838             $  263,348             $6,945,186
           Depreciation and amortization                             76,947                133,880                210,827
           Income (loss) from operations                            256,900               (287,833)               (30,933)
           Interest income                                            1,702                  0                      1,702
           Interest expense                                         (30,276)               (22,812)               (53,088)
           Income (loss) before taxes (benefit)                     225,662               (305,436)               (79,774)
           Net income (loss)                                        225,662               (305,436)               (79,774)
           Total assets                                           8,401,295              8,909,814             17,311,109

                                                                 Food Service          Training and
                                                                 Management            Conference Center           Total
                                                                 ----------            -----------------           -----
         For the quarter ended Mar. 31, 2001:
           Food service revenue                                  $8,792,039             $  220,271              $9,012,310
           Depreciation and amortization                             46,541                125,769                 172,310
           Income (loss) from operations                            139,059               (302,478)               (163,419)
           Interest income                                            6,508                      0                   6,508
           Interest expense                                         (39,675)               (72,329)               (112,004)
           Income (loss) before taxes (benefit)                      99,739               (362,063)               (262,324)
           Net income (loss)                                         64,738               (362,063)               (297,325)
           Total assets                                          10,234,298              9,221,822              19,456,120

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                March 31, 2002

4.     Business Segments - Continued

                                                                 Food Service         Training and
                                                                 Management           Conference Center          Total
                                                                 ----------           -----------------          -----
         For the nine months ended Mar. 31, 2002:
           Food service revenue                                  $21,590,221          $   649,006            $22,239,227
           Depreciation and amortization                             246,126              387,095                633,221
           Income (loss) from operations                             862,719             (928,180)               (65,459)
           Interest income                                             7,165                    0                  7,165
           Interest expense                                         (116,055)             (97,314)              (213,369)
           Income (loss) before taxes (benefit)                      745,837           (1,037,174)              (291,337)
           Net income (loss)                                         745,837            1,037,174)              (291,337)
           Total assets                                            8,366,295            8,909,814             17,311,109

                                                                 Food Service           Training and
                                                                 Management             Conference Center         Total
                                                                 ----------             -----------------         -----
         For the nine months ended Mar. 31, 2001:
           Food service revenue                                  $32,712,382            $ 707,048             $33,419,430
           Depreciation and amortization                             132,762              375,082                 507,844
           Income (loss) from operations                             978,558             (766,103)                212,455
           Interest income                                            27,459                    0                  27,459
           Interest expense                                         (190,661)            (203,404)               (394,065)
           Income (loss) before taxes (benefit)                      821,910             (956,764)               (134,854)
           Net income (loss)                                         728,574             (956,764)               (228,190)
           Total assets                                           10,234,298            9,221,822              19,456,120

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            The following  discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations

            Revenues  for the quarter  ended March 31, 2002 were  $6,945,186,  a decrease of  $2,067,124  or 22.9%  compared to  revenues of  $9,012,310  for the corresponding  quarter  last year.  Revenues for the nine months ended March 31,
2002 were  $22,239,227,  a decrease of $11,180,203 or 33.5% compared to revenues of  $33,419,430  for the  corresponding  period in 2001.  The  Company  recorded revenue of $1,455,312  and  $9,888,568  from a major client during the three and nine month periods ended March 31, 2001,  respectively.  The Company recorded no revenue from this client during the three and nine month periods ended March 31,
2002 due to the termination of the Company's  relationship with this client. See
Note 3 of Notes to Unaudited Consolidated Financial Statement.

            Cost of  operations  for the  quarter  ended  March  31,  2002  were
$5,475,462,  compared to $7,346,769 for similar expenses in the same period last year, a decrease of $1,871,307  or 25.5%.  For the nine month period ended March
31, 2002, cost of operations were $17,558,109,  compared to $27,474,182, for the same period last year, a decrease of $9,916,073 or 36.1%.  This decrease in cost of services is due to lower  revenues  during the period offset by  inflationary price, wage and expense increases.

            Gross Profit for the quarter was $1,469,724, compared to $1,665,541, a decrease of $195,817 or 11.7%. For the nine month period ended March 31, 2002, gross profit was $4,681,118 versus $5,945,248 a decrease of $1,264,130 or 21.2%.
These  decreases  are  due  to  lower  revenues  during  the  period  offset  by inflationary price, wage and expense increases.  The Company recorded revenue of
$1,455,312  and  $9,888,568  from a major client during the three and nine month periods ended March 31, 2001, respectively. The Company recorded no revenue from this client  during the three and nine month periods ended March 31, 2002 due to the termination of the Company's  relationship  with this client.  See Note 3 of
Notes to Unaudited Consolidated Financial Statement.

            General and administrative  expenses for the quarter were $1,064,830 or 15.3% of  revenue,  compared to  $1,476,650  or 16.4% of revenue for the same quarter last year, a decrease of $411,820. For the nine month period ended March
31,  2002  general  and  administrative  expenses  were  $3,438,356  compared to
$4,684,950 for the corresponding period last year, a decrease of $1,246,593.

            Interest  expense  for  the  quarter  totaled  $53,088  compared  to
$112,004  for the same period last year.  For the nine month  period ended March
31,  2002,   interest   expense  was  $213,369   compared  to  $394,065  in  the
corresponding  period in 2001.  The decrease in interest  expense is a result of the reduction in interest rates.

            For the  reasons  stated  above net loss after taxes for the quarter ended March 31, 2002 was  ($79,774)  compared to net loss of  ($297,325)  for the corresponding  quarter last year. Net loss per share for the current quarter was
($0.03) compared to net loss per share of ($0.10) for the corresponding  quarter last year.

            Net loss for the nine month period was ($291,337) versus net loss of
($228,190)  for the  corresponding  period  last  year.  Net loss per  share was
($0.10) compared to net loss per share of ($0.08) for the same period last year.

Liquidity and Capital Resources

            At March 31, 2002,  the Company had working  capital of  $2,728,444, and cash and cash  equivalents  of $624,654  as  compared to working  capital of
$2,875,949 and cash and cash equivalents of $451,875 at June 30, 2001.

            Operating Activities. Cash provided by operations for the nine month period ended March 31, 2002 was  $673,047  compared to  $1,070,550  for the nine months  ended March 31, 2001.  A decrease in current  liabilities  offset by non cash items was primarily responsible for the current period's activity.

            Investing Activities. Investing activities consumed $366,213 in cash in the current  period  compared to $257,299 in cash consumed in the same period last year.

            Financing  Activities.  Current period financing activities consumed
$134,057 in cash compared to  $1,502,018  consumed in the same period last year.
Proceeds of $1,087,000  offset by repayment of long term debt of $1,221,057 were responsible for the current period's activity.

            Capital   Resources.   The  current  credit  facilities   include  a
$4,000,000 line of credit and letters of credit totaling $2,940,000 guaranteeing two  industrial  revenue  bond  issues.  The  agreements  require the Company to maintain  certain  financial  covenants.  The  Company is  current  with all its obligations  to its bank and on its bonds and believes it is in compliance  with their financial covenants.

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

                                        Nutrition Management Services Company

                                        /s/Joseph V. Roberts
                                        ------------------------------------
                                        Joseph V. Roberts
                                        Chairman and Chief Executive Officer

Date:  May 15, 2002

