Form 10-K
period 2002-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2002-09-30
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934 (Fee required)

       For Fiscal year ended June 30, 2002
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
(Address of principal executive office)                  (Zip Code)

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

       Title of Each Class
       -------------------
       Share of Class A Common Stock (no par value)

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

The aggregate  market value of voting stock (Class A Common Stock, no par value)
held  by  non-affiliates  of  the  Registrant  as  of  September  19,  2002  was
approximately $177,988.

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest  practicable  date: At September 23, 2002,  there was outstanding 2,747,000 share of the Registrant's Class A Common Stock, no par value,  and 100,000  shares of the  Registrant's  Class B Common  Stock,  no par value.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

The  information  required  by Part III for Form  10-K will be  incorporated  by reference to certain  portions of a definitive proxy statement which is expected to be filed by the  Registrant  pursuant to Regulation 14A within 120 days after the close of its fiscal year.

This report consists of consecutively  numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on pages 12 - 13.

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

MARKET FOR SERVICES

The market for the Company's  services  consists of a large number of facilities involved  in various  aspects of the  continuing  care and health  care  fields, including nursing homes,  retirement  communities,  hospitals and rehabilitation centers.  Such  facilities  may be specialized  or general,  privately  owned or public,  for profit or not-for-profit  and may serve residents and patients on a continuing or short-term basis.

SERVICE AGREEMENTS

The Company provides its services under several different financial arrangements including a fee basis and profit and loss basis. As of June 30, 2002 the Company provided services under various service agreements at 72 facilities.  At certain of these  facilities,  the Company has contracts to provide vending services and housekeeping services in addition to the contract to provide food services. Most of these  contracts have one year terms and are  automatically  renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

In consideration  for providing its services,  the Company expects to be paid by its clients in accordance with the credit terms agreed upon.

MAJOR CUSTOMER

In fiscal 2002,  15% of the  Company's  revenues  were derived from sales to one customer.  The Company  anticipates  that future  revenues  would be  negatively impacted by the termination of the relationship with this major customer.

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

EMPLOYEES

At June 30, 2002, the Company employed a total of  approximately  561 employees.
Approximately  205, of those employees serve in various  executive,  management, administrative,  quality  assurance  and sales  capacities.  The  remaining  356 employees are primarily  dietary  workers.  A small  percentage of the Company's dietary workers were covered by collective  bargaining  agreements.  The Company considers relationships with its employees to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable.

ITEM 2 - PROPERTIES

The  Company  leases  its  corporate  offices,  located at 725  Kimberton  Road,
Kimberton,  PA 19442,  which consists of approximately  8,500 square feet from a corporation controlled by a related party. The initial term of the lease expired on June 30,  2002 and will  continue  on a month to month  basis  under the same terms and conditions for the forseeable  future. The Company leases an apartment from a corporation controlled by a related party to accommodate visiting clients and employees.

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

ITEM 3 - LEGAL PROCEEDINGS

On  February 7, 2001,  the  Company  filed suit  against a major  client,  which represented 25% of the Company's revenues in fiscal 2001, in the Court of Common
Pleas of Chester County,  Pennsylvania.  In the lawsuit, the Company claims that the client  failed to pay $2.4 million for services  rendered by the Company and the client should  reimburse the Company for over $400,000 in start up expenses, in  addition  to other  claims.  The client has filed a  counterclaim  which the
Company is contesting as part of the overall proceedings.

There are no material legal  proceedings  pending against the Company other than the counterclaim stated above.

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

                     Fiscal 2002             High            Low
                     -----------             ----            ---
                     First Quarter           0.40            0.26
                     Second Quarter          0.33            0.20
                     Third Quarter           0.30            0.21
                     Fourth Quarter          0.35            0.21

                     Fiscal 2001             High            Low
                     -----------             ----            ---
                     First Quarter           0.75            0.50
                     Second Quarter          0.69            0.38
                     Third Quarter           0.53            0.38
                     Fourth Quarter          0.40            0.26

The  prices   presented  are  bid  prices,   which   represent   prices  between
broker-dealers  and  do  not  include  retail  mark-ups  and  mark-downs  or any commission  to the  broker-dealer.  The above  prices do not  reflect  prices in actual transactions.

HOLDERS

As of August  23,  2002,  there were  approximately  42 holders of record of the
Class A Common Stock.

DIVIDENDS

The Company has not paid any  dividends on its Class A or Class B Common  Stock.
It is not expected  that the Company will pay any  dividends in the  foreseeable future.  The  Company's  Credit  Facility  prohibits  it from  paying  any  cash dividends.

ITEM 6 - SELECTED FINANCIAL DATA

The  selected  historical  financial  data  presented  below  should  be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the notes thereto.

                                                    Years ended June 30
                                                    -------------------

                        2002             2001            2000            1999            1998
                        ----             ----            ----            ----            ----
Revenue             $ 29,906,631    $ 40,870,720    $ 42,613,918    $ 38,773,935    $ 36,156,074
Gross profit           6,223,884       7,621,056       8,588,173       7,616,254       6,719,333
Income from
Operations               (86,087)        138,720         810,718         216,241          39,120

Other income
(expense)               (290,616)       (462,885)       (467,238)       (342,314)         79,608

Net income (loss)   $   (286,724)   $   (315,952)   $    163,018    $   (163,227)   $      8,822
                    ============    ============    ============    ============    ============

Per share of common stock (basic and diluted):

Net income (loss)   $     (0.10) $    (0.11)    $     0.06     $    (0.06)     $     0.00
                    ============ ===========    ==========     ===========     ==========
Weighted average
common shares
outstanding           2,847,000   2,847,000      2,847,000      2,859,959       2,845,845
                    ============ ===========    ==========     ===========     ==========

                                                  As of June 30
                                                  -------------

                           2002          2001          2000         1999          1998
                           ----          ----          ----         ----          ----

Working  capital       $ 2,923,148   $ 2,875,949   $ 4,554,099   $ 3,004,382   $   262,102
Total Assets            17,352,016    18,504,547    20,166,854    20,770,376    19,210,840

Long-term debt           6,273,992     6,453,248     8,002,784     7,185,000     5,616,552

Shareholders' equity     6,299,564     6,586,282     6,902,234     6,739,216     6,924,443

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements within the meaning of
Section 27A of the  Securities  Act of 1993, as amended,  and Section 21E of the
Securities Exchange Act of 1934 as amended,  which are intended to be covered by the safe  harbors  created  thereby.  Although  the  Company  believes  that the assumptions  underlying  the  forward-looking  statements  contained  herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the  forward-looking  statements included in this Form 10-K will prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the forward-looking  statements  include,  but are not limited to, expenditures relating to the renovation work at the Collegeville
Inn Conference & Training Center and the outcome of the Company's litigation under  Item 3 - Legal  Proceedings.  In light of the  significant  uncertainties inherent in the  forward-looking  statements  included herein,  the inclusion of such information  should not be regarded as a  representation  by the Company or any other person that the objectives and plans of the Company will be achieved.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements,  which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America. The preparation of these financial statements requires the Company to make  estimates and  judgments  that affect the reported amount of assets and liabilities,  revenues and expenses, and related disclosure of contingent  assets and  liabilities  at the date of the  Company's  financial statements.  Actual  results may differ  from these  estimates  under  different assumptions or conditions.

Critical  accounting  policies  are  defined  as those  that are  reflective  of significant  judgments and  uncertainties,  and potentially result in materially different  results  under  different  assumptions  and  conditions.  The Company believes that its critical accounting policies include those described below.

ACCOUNTS RECEIVABLE

The Company  performs  ongoing  credit  evaluations of its customers and adjusts credit  limits  based on  payment  history  and the  customer's  current  credit worthiness,  as determined by a review of their current credit information.  The
Company  continuously  monitors  collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific  customer  collection  issues that have been identified.  While such credit losses have historically been within the Company's  expectations and the provisions  established,  the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

RESULT OF  OPERATIONS  YEAR ENDED JUNE 30, 2002  COMPARED TO YEAR ENDED JUNE 30,
2001

Revenues for the year ended June 30, 2002 ("Fiscal 2002")  decreased by 26.8% to
$29,906,631 compared to revenues of $40,870,720 for the year ended June 30, 2001
("Fiscal 2001").  The Company recorded revenue of $9,888,568 from a major client during  fiscal 2001.  The Company  recorded no revenue  from this client  during fiscal  2002 due to the  termination  of the  Company's  relationship  with this client. See Item 3 -- Legal Proceedings.

Cost of operations  for fiscal 2002 was  $23,682,747  compared to $33,249,666 in fiscal  2001,  a decrease  of  $9,566,919  or 28.8%.  This  decrease in costs of operations  is due to lower  revenues  during  the  period,  the  result  of the termination of a major client contract.

Gross  Profit for fiscal 2002 was  $6,223,884  or 20.8% of revenue,  compared to
$7,621,056 or 18.6% of revenue,  a decrease of $1,397,170 or 18.3%. The Company recorded  revenue of  $9,888,568  from a major client  during  fiscal 2001.  The
Company  recorded  no revenue  from this  client  during  fiscal 2002 due to the termination of the Company's  relationship with this client. See Item 3 -- Legal
Proceedings.  The  increase in Gross  profit as a percent of revenue is due to a change in the nature of client contracts.

General and Administrative  expenses for fiscal 2002 were $4,562,244 or 15.2% of revenue,  compared to $5,954,094 or 14.6% of revenue for fiscal 2001, a decrease of $1,391,850.  The percentage increase is due to revenues increasing at a lower rate  than the  general  and  administrative  expenses,  some of which are fixed expenses.  The Company  implemented  certain  cost  cutting  measures due to the termination  of the major  customer.  General and  administrative  expenses  for fiscal 2001  include  $126,404 of  development  costs  related to the  Company's cook-chill food preparation technology.

Depreciation and amortization for fiscal 2002 was $847,727, compared to $678,242 for fiscal  2001.  The  increase of $169,485 or 25.0% was  primarily  due to the amortization expense for investment in contracts.

Provision  for  doubtful  accounts  for fiscal  2002 was  $900,000  compared  to
$850,000  for fiscal  2001.  The net  increase  is  attributable  to a change in contractual relationships.

Income  from  operations  for  fiscal  2002 was  $(86,087)  or (0.3)% of revenue compared to $138,720 or .3% of revenue for fiscal  2001, a decrease of $224,805.
This  decrease is due to an increase in  amortization  expense and provision for doubtful accounts as well as a decrease in gross profit and offset by a decrease in general and administrative expenses.

Interest  expense  for fiscal 2002 was  $261,037 or .9% of revenue,  compared to
$486,512 or 1.2% of revenue for fiscal 2001. This decrease is primarily due to a reduction in interest  rates (5.3%  average rate in fiscal 2002 and 7.7% average rate in fiscal 2001) as well as a reduction of long term debt.

For the  reasons  stated  above,  loss before  income  taxes for fiscal 2002 was
$(376,703)  or  (1.3)%  of  revenue  compared  to loss  before  income  taxes of
$(324,167) or (0.8) % of revenue for fiscal 2001.

Net loss for fiscal 2002 was  $(286,724)  or $(0.10)  per share  compared to net loss of $(315,954) or $(0.11) per share for fiscal 2001, an increase of 9%.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

Revenues for fiscal 2001 decreased by 4.1% to  $40,870,720  compared to revenues
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
3 -- Legal Proceedings).

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

Interest  expense for fiscal 2001 was  $486,512 or 1.2% of revenue,  compared to
$605,806 or 1.4% of revenue for fiscal 2000. This decrease is primarily due to a reduction in long term debt of $1,536,723 during fiscal 2001.

For the  reasons  stated  above,  loss before  income  taxes for fiscal 2001 was
$(324,165)  or (0.8)% of revenue  compared to the income  before income taxes of
$343,480 or 0.8% of revenue for fiscal 2000.

Net loss for fiscal 2001 was  $(315,952) or $(0.11) per share as compared to net income of $163,018 or $0.06 per share for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002,  the Company had working  capital of $2,923,148 as compared to
$2,875,949  at June 30,  2001.  This  increase in working  capital is  primarily attributable to a decrease in accounts  payable offset by a decrease in accounts receivable. The Company's cash and cash

equivalents  increased by $141,435 to $593,310.  Cash provided by operations for fiscal 2002 was  $753,892,  compared to $1,103,168  provided by  operations  for fiscal 2001.

Investing  activities  consumed  $438,201 in cash during fiscal 2002 compared to
$249,290  consumed in cash during fiscal 2001.  Investing  activities for fiscal
2002 include capital expenditures in the amount of $243,698. During fiscal 2002, financing  activities consumed $174,256 in cash, compared to $1,536,723 consumed in cash during fiscal 2001.

The Company has certain  credit  facilities  with its bank including a revolving credit of $4,000,000.  At June 30, 2002,  the Company has  $1,337,078  available under its revolving  credit.  The Company issued two series of Industrial  Bonds totaling  $3,560,548  in  December  1996.  As of June 30,  2002 the  outstanding balance  on the  bonds was  $2,940,000.  The  Company  is  current  with all its obligations to its bank and on its bonds and has met all financial  covenants in its loan documents.

                                                      Payment Due By Period
                                                      ---------------------
                                                    Less
                                                    than       1 - 3       4 - 5     After 5
Contractual Obligations                Total       1 year      years       years      years
Long-Term Debt*                      5,735,666        0      3,205,666     315,000   2,215,000
Operating Leases                        15,971        0         15,971           0           0
Total Contractual Cash Obligations   5,751,637        0      3,221,637     315,000   2,215,000

* Long-Term Debt includes  $2,662,922 draw on revolving line of credit,  leaving
$1,337,078 available under the $4,000,000 revolving line of credit.

                                              Amount of Commitment Expiration
                                                           Per Period
                                           --------------------------------------------
Other Commercial          Total Amounts    Less than      1 - 3       4 - 5      Over 5
 Commitments                Committed       1 year        years       years       years
 -----------                ---------       ------        -----       -----       -----

Lines of Credit            4,000,000          0         4,000,000       0           0

Standby Letter of Credit   3,065,000          0         3,065,000       0           0
Total Commercial
Commitments                7,065,000          0         7,065,000       0           0

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

NEW ACCOUNTING PRONOUNCEMENTS

In August  2001,  the FASB  issued  SFAS 143,  Accounting  for Asset  Retirement
Obligations.   SFAS  143  applies  to  all  entities,  including  rate-regulated entities,  that have  legal  obligations  associated  with the  retirement  of a
tangible  long-lived  asset  that  result  from  acquisition,   construction  or
development and (or) normal  operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries,  such as the extractive or nuclear industries. A liability for an asset retirement obligation should be recognized if the  obligation  meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS
143 is effective  for  financial  statements  issued for fiscal years  beginning after June 15, 2002, with earlier application encouraged.  The provisions of the
Statement are not expected to have a material impact on the financial  condition or results of operations of the Company.

In August  2001,  the FASB issued SFAS 144,  Accounting  for the  Impairment  or
Disposal of Long-Lived  Assets.  SFAS 144 retains the existing  requirements  to recognize and measure the impairment of long-lived assets to be held and used or to be  disposed  of by sale.  However,  SFAS 144 makes  changes to the scope and certain measurement  requirements of existing accounting guidance. SFAS 144 also changes  the  requirements  relating to  reporting  the effects of a disposal or discontinuation of a segment of a business.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant  impact on the  financial  condition or results of operations of the
Company.

In April 2002,  Statement of Financial Accounting Standards No. 145, "Rescission
of FASB  Statements  No. 4, 44 and 64,  Amendment of FASB No. 13, and  Technical
Corrections" (SFAS No. 145) was issued. This

standard changes the accounting  principles  governing  extraordinary  items by, among other things,  providing more definitive  criteria for extraordinary items by  clarifying  and, to some  extent,  modifying  the  existing  definition  and
criteria,   specifying   disclosure  for  extraordinary   items  and  specifying
disclosure  requirements for other unusual or infrequently  occurring events and transactions  that  are not  extraordinary  items.  SFAS  145 is  effective  for financial  statements issued for fiscal years beginning after June 15, 2002. The provisions of the  Statement  are not expected to have a material  impact on the financial condition or results of operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial  Statements and Supplementary Data to be provided pursuant to this
Item 8 are included under Part IV, Item 14, of this Form 10-K.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of Shareholders  under the caption  "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of Shareholders  under the caption  "Executive  Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2002 Annual Meeting of Shareholders  under the caption "Security  Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This  information  will be contained in the Proxy  Statements of the Company for the 2002 Annual Meeting of Shareholders under the caption

"Certain  Relationships and Related  Transactions" and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Consolidated Financial Statements

Reports of Independent Certified Public Accountants                        F - 3

Consolidated Balance Sheets as of June 30, 2002 and 2001                   F - 4

Consolidated Statements of Operations for the Years Ended June
30, 2002, 2001 and  2000                                                   F - 5

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2002, 2001 and 2000                                         F - 6

Consolidated Statements of Cash Flows for the  Years   Ended  June
30, 2002, 2001 and 2000                                                    F - 7

Notes to Consolidated Financial Statements                       F - 8 to F - 20

Schedule of Valuation Accounts                                            F - 22

(B) Reports on Form 8-K

None

(C) Exhibits

The following  Exhibits are filed as part of this report (references are to Reg.
S-K Exhibit Numbers):

3.1         Amended  and  Restated   Certificate  of  Incorporation  of  Company
            (Incorporated by reference to Exhibit 3-1 of the Company's Statement on Form S-1 (File No. 33-4281).

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

10.9        Lease Agreement Between the Company and Ocean 7, Inc.  (Incorporated
            by  reference  to Exhibit  10.11  Annual  Report of  Form10-K  filed
            September 27, 1992).

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

10.17       Trust Indenture between the Montgomery  County  DevelopmentAuthority
            and   Dauphin   Deposit   Bank  and  Trust   Company,   as  Trustee.
            (Incorporated  by reference to exhibit 10.17,  annual report on Form
            10-K Filed on September 27, 1997.)

10.18       Loan  Agreement  between  the  Company  and  Corestates  Bank,  N.A.
            (Incorporated  by reference to exhibit 10.18,  annual report on Form
            10-K Filed on September 27, 1997.)

99.1        Section 906 Certification of Chief Executive Officer

99.2        Section  906  Certification  of  Principal  Financial  Manager.  The
            Company does not have a Chief Financial Officer.

99.3        Section 302 Certification of Principal Executive Officer

99.4        Section 302 Certification of Principal Financial Manager

                                   Signatures
                                   ----------

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
------------------------------------------
Joseph V. Roberts, Chief Executive Officer
and Director

Date:  September 28, 2002

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report has been signed by the following  persons on behalf of the registrant and in the capacities indicated as of September 28, 2002.

/s/ Joseph V. Roberts                           /s/ Kathleen A. Hill
--------------------------                      ---------------------------
Joseph V. Roberts, Chief                        Kathleen A. Hill, President and
Executive Officer and Director                                    Director
(Principal Financial Officer)

/s/ Richard Kresky                              /s/ Samuel R. Shipley
--------------------------                      ---------------------------
Richard Kresky, Director                        Samuel R. Shipley, Director

/s/ Michael M. Gosman                          /s/ Michelle L. Roberts-O'Donnell,
--------------------------                     ----------------------------------
Michael M. Gosman, Director                    Michelle L. Roberts-O'Donnell,
                                               Director

/s/ Jane Scaccetti
-------------------------
Jane Scaccetti, Director

  Financial Statements and Report of Independent Certified Public Accountants

             Nutrition Management Services Company and Subsidiaries

                             June 30, 2002 and 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F - 3

      CONSOLIDATED BALANCE SHEETS                                          F - 4

      CONSOLIDATED STATEMENTS OF OPERATIONS                                F - 5

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       F - 6

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                F - 7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F - 8

SUPPLEMENTAL INFORMATION

      SCHEDULE OF VALUATION ACCOUNTS                                      F - 22

                                       F-1

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors and Stockholders
Nutrition Management Services Company

            We have  audited the  accompanying  consolidated  balance  sheets of
Nutrition  Management  Services Company and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated  statements of operations,  stockholders'
equity,  and cash flows for each of the three years in the period ended June 30,
2002. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

            We  conducted  our  audits in  accordance  with  auditing  standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable  assurance about whether the consolidated  financial statements are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the  consolidated  financial  statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall consolidated  financial statement presentation.  We believe  that our audits  provide a  reasonable  basis for our opinion.

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

            We  have  also  audited  the  schedule  of  valuation  accounts  for
Nutrition  Management Services  Corporation and its subsidiaries for each of the three years in the period ended June 30, 2002.  In our  opinion,  this  schedule presents fairly, in all material  respects,  the information  required to be set forth therein.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
September 20, 2002

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                    June 30,
                                                                                                  2002            2001
                                                                                              ------------    ------------
Current assets
     Cash and cash equivalents                                                                $    593,310    $    451,875
     Accounts receivable (net of allowance for doubtful accounts of $1,774,753
         and $1,175,596 in 2002 and 2001, respectively)                                          5,659,990       6,424,629
     Unbilled revenue                                                                               46,505         177,967
     Deferred income taxes                                                                         882,487         636,617
     Inventory                                                                                     230,238         232,869
     Prepaid and other                                                                             289,079         417,009
                                                                                              ------------    ------------
              Total current assets                                                               7,701,609       8,340,966
                                                                                              ------------    ------------
Property and equipment - net                                                                     8,683,712       9,127,742
                                                                                              ------------    ------------
Other assets
     Investment in contracts (net of accumulated amortization expense of $160,000
          and $ 0 in 2002 and 2001, respectively                                                   120,000         280,000
     Advances to employees                                                                         523,490         328,988
     Deferred income taxes                                                                         103,089         192,269
     Bond issue costs (net of accumulated amortization of $81,328
         and $66,761 in 2002 and 2001, respectively)                                               210,096         224,562
     Other assets                                                                                   10,020          10,020
                                                                                              ------------    ------------
              Total other assets                                                                   966,695       1,035,839
                                                                                              ------------    ------------
                                                                                              $ 17,352,016    $ 18,504,547
                                                                                              ============    ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                                        $    191,814    $    186,813
     Accounts payable                                                                            3,811,110       4,537,741
     Accrued expenses                                                                              443,483         341,286
     Accrued payroll                                                                               260,861         273,217
     Accrued income taxes                                                                             --              --
     Other                                                                                          71,192         125,960
                                                                                              ------------    ------------
              Total current liabilities                                                          4,778,460       5,465,017
                                                                                              ------------    ------------
Long-term liabilities
     Long-term debt - net of current portion                                                     5,543,852       5,386,120
     Long-term payable                                                                             730,146       1,067,128
     Other                                                                                            --              --
                                                                                              ------------    ------------
              Total long-term liabilities                                                        6,273,998       6,453,248
                                                                                              ------------    ------------
Stockholders' equity
     Undesignated preferred stock - no par, 2,000,000 shares authorized, none outstanding             --
     Common stock
         Class A - no par, 10,000,000 shares authorized; 3,000,000
              issued, 2,747,000 outstanding in 2001 and 2000                                     3,801,926       3,801,926
         Class B - no par, 100,000 shares authorized; 100,000 shares issued and outstanding             48              48
     Retained earnings                                                                           2,997,147       3,283,871
                                                                                              ------------    ------------
                                                                                                 6,799,121       7,085,845
     Less treasury stock - (common - Class A: 253,000 shares in 2002 and 2001 - at cost)          (499,563)       (499,563)
                                                                                              ------------    ------------
              Total stockholders' equity                                                         6,299,558       6,586,282
                                                                                              ------------    ------------
              Total liabilities and stockholders' equity                                      $ 17,352,016    $ 18,504,547
                                                                                              ============    ============

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------

Food service revenue                                             $ 29,906,631    $ 40,870,720    $ 42,613,978

Cost of operations
     Payroll and related expenses                                  10,170,603      13,024,040      15,304,354
     Other costs of operations                                     13,512,144      20,225,624      18,721,452
                                                                 ------------    ------------    ------------

              Cost of operations                                   23,682,747      33,249,664      34,025,806
                                                                 ------------    ------------    ------------

              Gross profit                                          6,223,884       7,621,056       8,588,172
                                                                 ------------    ------------    ------------

Expenses
     General and administrative expenses                            4,562,244       5,954,094       6,461,990
     Depreciation and amortization                                    847,727         678,242         731,271
     Provision for doubtful accounts                                  900,000         850,000         584,193
                                                                 ------------    ------------    ------------

              Expenses                                              6,309,971       7,482,336       7,777,454
                                                                 ------------    ------------    ------------

              (Loss) income from operations                           (86,087)        138,720         810,718
                                                                 ------------    ------------    ------------

Other (expense) income
     Interest expense                                                (261,037)       (486,512)       (605,806)
     Interest income                                                    9,131          32,773          68,188
     Other                                                            (38,710)         (9,146)         70,380
                                                                 ------------    ------------    ------------

              Other expense - net                                    (290,616)       (462,885)       (467,238)
                                                                 ------------    ------------    ------------

(Loss) income  before income taxes                                   (376,703)       (324,165)        343,480

Income tax (benefit) expense                                          (89,979)         (8,213)        180,462
                                                                 ------------    ------------    ------------

              Net (loss) income                                  $   (286,724)   $   (315,952)   $    163,018
                                                                 ============    ============    ============

              Net (loss) income  per share - basic and diluted   $      (0.10)   $      (0.11)   $       0.06
                                                                 ============    ============    ============

              Weighted average number of shares                     2,847,000       2,847,000       2,847,000
                                                                 ============    ============    ============

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the three years ended June 30, 2002

                                     Class A                  Class B
                                  Common stock              Common stock                          Treasury stock
                            -----------------------    ----------------------                 ---------------------        Total
                              Number                     Number                  Retained       Number                stockholders'
                            of shares      Amount      of shares     Amount      earnings      of shares     Amount       equity
                            ---------    --------      ---------  -----------  ------------    ---------   -----------  ------------

Balance - June 30, 1999     2,747,000   $ 3,801,926    100,000   $      48   $ 3,436,805       (253,000)   $  (499,563) $ 6,739,216

Net income                       --            --         --          --         163,018           --             --        163,018
                          -----------   -----------  ---------   ---------   -----------    -----------    -----------  -----------

Balance - June 30, 2000     2,747,000     3,801,926    100,000          48     3,599,823       (253,000)      (499,563)   6,902,234

Net loss                         --            --         --          --        (315,952)          --             --       (315,952)
                          -----------   -----------  ---------   ---------   -----------    -----------    -----------  -----------

Balance - June 30, 2001     2,747,000     3,801,926    100,000          48     3,283,871       (253,000)      (499,563)   6,586,282

Net loss                         --            --         --          --        (286,724)          --             --       (286,724)
                          -----------   -----------  ---------   ---------   -----------    -----------    -----------    ----------

Balance - June 30, 2002     2,747,000   $ 3,801,926    100,000   $      48   $ 2,997,147       (253,000)   $  (499,563)   $6,299,558
                          ===========   ===========  =========   =========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of this statement.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                        2002          2001            2000
                                                                    ------------   ------------   -----------
Operating activities
     Net (loss) income                                              $  (286,724)   $  (315,952)   $   163,018
     Adjustments to reconcile net (loss) income to net cash
              provided by (used in) operating activities
         Depreciation and amortization                                  847,727        678,242        731,271
         Amortization of bond costs                                      14,567         14,566         14,566
         Provision for bad debts                                        900,000        850,000        584,193
         Amortization of deferred gain                                      (50)       (26,364)       (26,364)
         (Benefit) provision for deferred taxes                        (156,690)       (52,361)       121,000
         Loss on sale of equipment                                         --             --           11,159
     Changes in assets and liabilities
         Accounts receivable                                           (135,361)      (717,360)       792,767
         Unbilled revenue                                               131,462        417,261       (159,565)
         Inventory                                                        2,631         (5,490)        18,262
         Prepaid and other                                              127,930         43,894        (94,671)
         Accounts payable                                              (726,630)       567,083       (101,243)
         Accrued expenses                                               102,198       (248,512)        19,654
         Accrued payroll                                                (12,356)       (77,330)      (107,823)
         Accrued income taxes                                              --          (18,466)         4,474
         Other                                                          (54,812)        (6,043)       (18,160)
                                                                    -----------    -----------    -----------
              Net cash provided by  operating activities                753,892      1,103,168      1,952,538
                                                                    -----------    -----------    -----------
Investing activities
     Purchase of property and equipment                                (243,698)      (222,523)      (403,169)
     (Advances) repayments  to employees and officers                  (194,503)       (26,767)        44,650
     Deferred costs                                                        --             --           19,751
                                                                    -----------    -----------    -----------
              Net cash used in investing activities                    (438,201)      (249,290)      (338,768)
                                                                    -----------    -----------    -----------
Financing activities
     Proceeds from long-term borrowings                               1,217,000      2,633,611        225,000
     Repayment of long-term borrowings                               (1,054,268)    (3,833,346)      (747,332)
     Repayment of long-term accounts payable                           (336,988)      (336,988)          --
                                                                    -----------    -----------    -----------
              Net cash used in financing activities                    (174,256)    (1,536,723)      (522,332)
                                                                    -----------    -----------    -----------
              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                      141,435       (682,845)     1,091,438
Cash and cash equivalents - beginning of year                           451,875      1,134,720         43,282
                                                                    -----------    -----------    -----------
Cash and cash equivalents - end of year                             $   593,310    $   451,875    $ 1,134,720
                                                                    ===========    ===========    ===========
Supplemental disclosures of cash flow information
     Cash paid during the years for
         Interest                                                   $   270,483    $   508,646    $   566,891
         Income taxes                                               $  (113,473)   $    90,825    $   175,988

The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     3.  Accounts Receivable
         -------------------

     The Company's  accounts  receivable  are primarily  related to food service management  fees.  Credit is extended  based on prior  experience  with the
     customer  and  evaluation  of  customers'  financial  condition.   Accounts
     receivable are generally due within thirty days. The allowance for doubtful receivables represents an estimate of amounts considered  uncollectible and is  determined  based on  management's  historical  collection  experience, adverse  situations  that may affect the customer's  ability to repay,  and prevailing economic conditions.

     4.  Unbilled Revenue
         ----------------

     Unbilled revenue represents  amounts for services provided,  but not billed as of the balance sheet date.

     5.  Inventory
         ---------

     Inventory, which consists primarily of food, is stated at the lower of cost
     (first-in,  first-out method) or market.  The Company records inventory for contracts which require goods to be owned. For the remaining  customers,  a payable or receivable is recorded for the goods  purchased on behalf of the
     Company's customers, and billed back to customers quarterly. As of June 30,
     2002 and 2001, inventory is $230,238 and $232,869, respectively. As of June
     30,  2002 and 2001,  inventory  receivable  from  customers  is $13,484 and
     $42,300,  respectively,  while inventory payable to customers is $9,775 and
     $29,744, respectively.

                                   (Continued)
                                        8

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     6.  Revenue Recognition
         -------------------

     Sales revenue is generated  primarily from fees for food service management at continuing care and health care  facilities,  and the  Collegeville  Inn restaurant. Revenue is recognized when services are performed.

     7.  Property and Equipment
         ----------------------

     Property and equipment are stated at cost.  Depreciation  and  amortization are provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term.

     8.  Investments in Contracts
         ------------------------

     Investments  in  contracts  are  capital  costs  incurred by the Company on behalf of their  customers.  These costs are amortized over the life of the contract.  As of June 30,  2002 and  2001,  investments  in  contracts  are
     $120,000   and   $280,000,   respectively.   The   associated   accumulated
     amortization is $160,000 and $0 as of June 30, 2002 and 2001 respectively.

     9.  Deferred Financing Costs
         ------------------------

     Debt  financing  costs  incurred in  connection  with the bonds payable are deferred and  amortized,  using the interest  method,  over the term of the related debt and are classified as other assets on the balance sheet.

     10.  Accounting for Stock-Based Compensation
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

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     11.  Income Taxes
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

     12.  Earnings Per Share
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

     Options to purchase  89,750,  89,750 and 108,000  shares of common stock at
     $4.00 per share were outstanding during 2002, 2001 and 2000,  respectively.
     They were not  included in the  computation  of diluted  earnings per share because the option price is greater than the average market price.

     13.  Advertising Costs
          -----------------

     It is the Company's  policy to expense  advertising  costs in the period in which they are incurred.  Advertising  expense for the years ended June 30,
     2002, 2001 and 2000 was $62,448, $24,048 and $46,976, respectively.

     14.  Reclassification
          ----------------

     Certain  2001 and 2000  items  have been  reclassified  to  conform  to the current year presentation.

     15.  Use of Estimates
          ----------------

    In preparing the Company's financial  statements,  management is required to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities,  the disclosure of contingent assets and liabilities at the date of the financial  statements,  and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                                         Estimated
                                                        useful lives        2002                 2001
                                                        ------------    -----------        ----------------
         Property and equipment
              Land                                           -          $   497,967        $        497,967
              Building                                      40            7,491,984               7,482,568
              Machinery and equipment                      2 - 8          3,763,746               3,418,237
              Furniture and fixtures                       2 - 8            749,434                 700,101
              Other, principally autos and trucks          2 - 10           371,722                 434,072
                                                                        -----------          --------------
                                                                         12,874,853              12,532,945
              Less accumulated depreciation                               4,191,141               3,405,203
                                                                        -----------          --------------

                                                                        $ 8,683,712        $      9,127,742
                                                                        ===========         ===============

                                   (Continued)
                                       10

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE C - PROPERTY AND EQUIPMENT - Continued

     Depreciation  expense  amounted to $687,728,  $678,242 and $721,598 for the years ended June 30, 2002, 2001 and 2000, respectively.

NOTE D - LONG- TERM DEBT

     Long-term debt consisted of the following:

                                                                                        2002            2001
                                                                                      -------         --------

         Bank revolving  credit,  interest due monthly at the National  Consumer rate minus .25% (effectively 4.5% as of June 30, 2002), secured by all corporate  assets as well as a negative  pledge on all assets;
              matures on October 31, 2003                                            $ 2,662,922          $ 2,312,922

         Note payable,  term loan incurred in connection with purchased computer equipment,  payable in equal monthly  installments  of $6,722 at a fixed  rate  of  7.4%,  maturing  on May  1,  2004;  the  acquired
              equipment was pledged as collateral                                        132,744              195,011

         Industrial Revenue Bonds (Collegeville Inn Projects) (see bonds payable)      2,120,000            2,205,000

         Industrial Revenue Bonds (Apple Fresh Foods Projects) (see bonds payable)
                                                                                         820,000              860,000
                                                                                     -----------           ----------
                                                                                       5,735,666            5,572,933
         Less current maturities                                                         191,813              186,813
                                                                                     -----------           ----------

                                                                                     $ 5,543,853           $5,386,120
                                                                                     ===========           ==========

     In February 2001,  the Company  executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit, totaling $4,000,000 and $3,065,000,  respectively.  The revolving  credit is available  through
     October  2003 and the letters of credit are  available  for four years with annual renewals. At June 30, 2002, the Company had available  approximately
     $1,337,078 under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE D - LONG- TERM DEBT - Continued

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also
     include  the  maintenance  of  a  certain  fixed  coverage   ratio,   total
     liabilities  to  consolidated  tangible  net  worth,  and  minimum  working capital.

     Maturities of principal due in the following years are set forth below:

         Year ending June 30,
         --------------------

                2003                                     $      191,813
                2004                                          2,868,853
                2005                                            145,000
                2006                                            150,000
                2007                                            165,000
                Thereafter                                    2,215,000
                                                         --------------

                                                         $    5,735,666
                                                         ==============

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

                             June 30, 2002 and 2001

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

     The sinking fund requirements are as follows:

                                   Collegeville        Apple Fresh
                                       Inn               Foods           Total
                                   ------------     --------------   -----------

         2002                      $   85,000        $   40,000      $  125,000
         2003                      $   90,000        $   40,000      $  130,000
         2004                      $   95,000        $   40,000      $  135,000
         2005                      $  100,000        $   45,000      $  145,000
         2006                      $  105,000        $   45,000      $  150,000

NOTE E - LONG-TERM PAYABLE

     The Company  entered into an agreement  with a third party in July 2000. As of June 30, 2002 and 2001,  $1,067,128  and $1,404,116 is due to this third party. The agreement calls for the payment of the full amount  outstanding, in accordance with an agreed upon schedule of payments. Payment terms began with  $100,000  due on August 1, 2000,  followed by 35 monthly  payments of
     $28,000,  with a final  payment of  $702,000  due at the end of the payment term.

NOTE F - INCOME TAXES

     The components of income tax (benefit) expense are:

                                               2002          2001         2000
                                             ---------    ----------   ---------

     Current
          Federal                            $  24,736    $  13,898    $  17,716
          State                                 41,975       30,889       41,746
                                             ---------    ---------    ---------

                                                66,711       44,787       59,462
                                             ---------    ---------    ---------
     Deferred
          Federal                             (125,650)     (71,000)      87,000
          State                                (31,040)      18,000       34,000
                                             ---------    ---------    ---------

          Total deferred (benefit) expense    (156,690)     (53,000)     121,000
                                             ---------    ---------    ---------

                                             $ (89,979)   $  (8,213)   $ 180,462
                                             =========    =========    =========

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE F - INCOME TAXES - Continued

     The tax  effects of  temporary  differences  that give rise to  significant portions  of the  deferred  tax assets and  deferred  tax  liabilities  are approximately:

                                                                     2002          2001
                                                                ------------  -----------
    Deferred tax assets
         Provision for doubtful accounts                        $  763,000   $  506,000
         Excess of tax over financial statement
             basis of investments in contracts                     222,000      259,000
         Deferred gains                                              2,000       11,000
         Vacation accrual                                          119,000      131,000
         Charitable contribution carryforward                       39,000       34,000
         Federal net operating loss                                   --         32,000
         Other                                                      64,000       74,000
                                                                ----------   ----------
             Total deferred tax assets                           1,209,000    1,047,000
                                                                ----------   ----------
    Deferred tax liabilities
         Depreciation                                              223,000      218,000
                                                                ----------   ----------
             Total deferred tax liabilities                        223,000      218,000
                                                                ----------   ----------
             Net deferred tax assets                            $  986,000   $  829,000
                                                                ==========   ==========

    These amounts are classified in the balance sheet as follows:

                                                                    2002         2001
                                                                    ----         ----

    Current asset                                               $  882,000     $637,000
    Non-current asset                                              103,000      192,000
                                                                  --------     --------
                                                                  $986,000     $829,000
                                                                  ========     ========

     The following reconciles the tax provision with the U.S. statutory tax rates:

                                                        2002               2001         2000
                                                        ----               ----         ----

     Income taxes at U.S. statutory rates              34.0%              34.0%        34.0%
     States taxes, net of federal tax benefit          (7.4)              (6.3)         8.1
     Nondeductible expenses                            (8.6)             (14.8)        13.9
     Decrease in valuation allowance                     --                 --         (8.2)
     Other                                              5.9              (10.4)         4.7
                                                       ----               ----         ----
                                                       23.9%               2.5%        52.5%
                                                       ====               ====         ====

     The  Company has  charitable  contribution  carryforwards  in the amount of
     $90,000, which begin to expire in the year 2004.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE G - RELATED PARTY

     During 1992, the Company sold its building for a purchase price of $610,000 to a related party (a corporation wholly-owned by the principal stockholder of the  Company).  At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser.
     The sale  resulted in a gain of $263,717,  which has been deferred and will be amortized over the life of the lease.  During each of the three years in the period ended June 30, 2002,  the Company  recognized a gain of $26,426.
     As of June 30, 2002 and 2001,  the balance of the  unamortized  gain on the sale was $ 0 and $26,426, respectively.

     The Company leases its corporate  office building from the  above-mentioned related party under a month to month lease. During the years ended June 30,
     2002,  2001 and 2000,  rent expense was  $248,252,  $254,859 and  $256,304, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Operating Leases

     The Company  leases real estate  facilities  from a corporation  owned by a principal stockholder under month to month operating leases.

     The Company is also obligated under various  operating leases for operating equipment for periods  expiring  through 2003.  During the years ended June
     30, 2002, 2001 and 2000, rent expense was $275,054,  $285,295 and $341,781, respectively, for all operating leases.

     Minimum annual rentals under non-cancelable  operating leases subsequent to
     June 30, 2002, are as follows:

                                                            Operating
         Year ending June 30,                               equipment
         --------------------                             ------------

                2003                                      $   15,971

     2.  Litigation
         ----------

     On February 7, 2001,  the Company filed suit against a major client,  which represented  25% of the  Company's  revenues  during 2001,  in the Court of
     Common Pleas of Chester County,  Pennsylvania.  In the lawsuit, the Company claims that the customer  failed to pay $2.4 million for services  rendered by the  Company  and the  customer  should  reimburse  the Company for over
     $400,000 in start up expenses,  in addition to other claims. The client has filed a counterclaim which the company is contesting as part of the overall proceedings.

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

                             June 30, 2002 and 2001

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

                             June 30, 2002 and 2001

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

     The following is a summary of transactions:

                                   Number
                                 of options       Non-                   Weighted
                                 outstanding    qualified                average
                                  incentive       stock                  exercise
                                stock options    options       Total       price
                                -------------   ---------    --------    --------

Outstanding at June 30, 1999     67,000            60,000     127,000       4.00
Exercisable at June 30, 1999     55,800            60,000     115,800       4.00

Forfeited/exercised              (4,000)          (15,000)    (19,000)      4.00
                                 ------            ------      ------

Outstanding at June 30, 2000     63,000            45,000     108,000       4.00
Exercisable at June 30, 2000     56,000            45,000     101,000       4.00

Forfeited/exercised             (18,250)             --       (18,250)      4.00
                                 ------            ------      ------

Outstanding at June 30, 2001     44,750            45,000      89,750       4.00
Exercisable at June 30, 2001     44,750            45,000      89,750       4.00

Outstanding at June 30, 2002     44,750            45,000      89,750       4.00
Exercisable at June 30, 2002     44,750            45,000      89,750       4.00

     All options were granted at exercise prices above market price. In 2002 and
     2001 respectively, there were no options granted.

     The remaining  contractual  life of outstanding and exercisable  options is approximately three years and two years, respectively.

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

     2.  Employee Stock Purchase Plan
         ----------------------------

     The Company has a stock purchase plan that allows  participating  employees to purchase,  through payroll  deductions,  shares of the Company's  common stock at 85 percent of the fair market  value at specified  dates.  At June
     30, 2002, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                                       2002         2001       2000
                                                   ----------    ---------   ---------

         Aggregate purchase price                  $   4,445     $  5,390    $  9,310
         Shares purchased                             19,202       17,505      18,316
         Employee participants                            16           23          26

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
     During the years ended June 30, 2002, 2001 and 2000, company  contributions to the plan,  which were charged to expense,  amounted to $25,630,  $32,534 and $30,252, respectively.

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

     As of June 30, 2002,  the Company has cash accounts with various  financial institutions  having  high  credit  standings  and  periodically  has  cash balances subject to credit risk beyond insured  amounts.  As a consequence, it believes  that its exposure to credit risk loss is limited.  The Company does not  require  collateral  and  other  security  to  support  financial instruments subject to credit risk.

NOTE M - MAJOR CUSTOMERS

     The Company had sales to one customer  representing  approximately 15%, 25%
     and 17% of total revenues for the years ending June 30, 2002, 2001 and 2000 respectively.  The loss of such  customer  could  have a  material  adverse effect on the Company's future results of operations.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

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

                                                                           Training and
                                                            Food Service    Conference
                                                             Management        Center          Total
                                                           -------------   ------------  ---------------

     As of and for the year ended June 30, 2002:
         Food service revenue                             $   28,951,584    $  955,047   $  29,906,631
         Depreciation and amortization                           322,245       525,482         847,727
         Income (loss) from operations                         1,129,630    (1,215,717)        (86,087)
         Interest income                                           9,131          -              9,131
         Interest expense                                       (147,652)     (113,385)       (261,037)
         Income (loss) before taxes (benefit)                   (177,199)     (199,504)       (376,703)
         Net income (loss)                                       (87,220)     (199,504)       (286,724)
         Total assets                                          8,612,982     8,739,035      17,352,016
         Capital expenditures                                     29,323       188,167         217,490

     As of and for the year ended June 30, 2001:
         Food service revenue                             $   39,960,645    $  910,075   $  40,870,720
         Depreciation and amortization                           177,237       501,005         678,242
         Income (loss) from operations                         1,155,834    (1,017,114)        138,720
         Interest income                                          32,773          -             32,773
         Interest expense                                       (249,161)     (237,351)       (486,512)
         Income (loss) before taxes (benefit)                   (643,768)      319,603        (324,165)
         Net income (loss)                                      (635,555)      319,603        (315,952)
         Total assets                                          9,452,365     9,052,182      18,504,547
         Capital expenditures                                    222,523          -            222,523

                                   (Continued)

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 2002 and 2001

NOTE N - BUSINESS SEGMENTS - Continued

                                                                Training and
                                               Food Service      Conference
                                                Management         Center           Total
                                               ------------   -------------   --------------

As of and for the year ended June 30, 2000:
    Food service revenue                      $ 41,476,456    $  1,137,522    $ 42,613,978
    Depreciation and amortization                  218,533         512,738         731,271
    Income (loss) from operations                1,809,219        (998,501)        810,718
    Interest income                                 68,188            --            68,188
    Interest expense                              (365,663)       (240,143)       (605,806)
    Income (loss) before taxes (benefit)           (80,504)        423,984         343,480
    Net income (loss)                             (260,966)        423,984         163,018
    Total assets                                10,779,442       9,387,412      20,166,854
    Capital expenditures                           403,169            --           403,169

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited,  but in the opinion of management  includes all necessary  adjustments for a fair  presentation of the interim results.

                                                                    Fiscal 2002
                                             ----------------------------------------------------------
                                             September 30,    December 31,    March 31,       June 30,
                                             ------------     ------------   -----------    -----------

Revenues                                       $ 7,422,218    $ 7,871,823    $ 6,945,186    $ 7,667,404
Gross profit                                     1,594,594      1,616,800      1,469,724      1,542,766
Net income (loss)                                 (175,135)       (36,428)       (79,774)         4,613
Net income (loss) per share - basic
     and diluted                               $      (.06)   $      (.01)   $      (.03)   $      --

                                                             Fiscal 2001
                                      -------------------------------------------------------------
                                      September 30,    December 31,    March 31,       June 30,
                                      -------------   -------------  ------------ -----------------

Revenues                              $ 12,192,563    $ 12,214,557   $  9,012,310    $  7,451,290
Gross profit                             1,982,123       2,297,584      1,665,541       1,675,808
Net income (loss)                          (66,922)        136,056       (297,325)        (87,761)
Net income (loss) per share - basic
     and diluted                      $      (0.02)   $       0.05   $      (0.10)   $      (0.03)

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                     For the three years ended June 30, 2002

The following sets forth the activity in the Company's valuation accounts:

                                     Accounts
                                    Receivable
                                    ----------

Balance at June 30, 1999           $   637,900

        Provision for bad debts        584,193

        Write-offs                    (369,088)
                                   -----------

Balance at June 30, 2000               853,005

        Provision for bad debts        850,000

        Write-offs                    (527,409)
                                   -----------

Balance at June 30, 2001             1,175,596

         Provision for bad debts       900,000

         Write-offs                   (300,843)
                                   -----------

Balance at June 30, 2002           $ 1,774,753
                                   ===========

