Form 10-Q
period 2002-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2002-11-15
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------
                                       Or

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE  ACT OF 1934

For the  transition  period  from  ______________ to ___________________

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
                                                  ------------------------------
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

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of November 8, 2002.

                                TABLE OF CONTENTS

Part I.   Financial Information                                        Page No.
          ---------------------                                        --------

          Consolidated Balance Sheets as of
          September 30, 2002 (unaudited) and June 30, 2002               2 - 3

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 2002 (unaudited) and
          2001 (unaudited)                                                 4

          Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 2002 (unaudited) and
          2001 (unaudited)                                                 5

          Notes to Consolidated Financial Statements                     6 - 8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      9 - 12

          Item 4 - Controls and Procedures                                 12

Part II.  Other Information                                                13

          Signatures                                                       14

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           September 30,    June 30,
                                                              2002           2002
                                                          -----------   -----------
                                                           (unaudited)

Current assets:
   Cash and cash equivalents                              $   605,669   $   593,310
   Accounts receivable, net of allowance for doubtful
      accounts of $1,959,743 and 1,774,753 respectively     4,916,509     5,659,990
   Accrued Income                                              83,826        46,505
   Deferred income taxes                                      882,487       882,487
   Inventory                                                  230,267       230,238
   Prepaid and other                                          366,805       289,079
                                                          -----------   -----------
Total current assets                                        7,085,563     7,701,609
                                                          -----------   -----------

Property and equipment, net                                 8,545,993     8,683,712
                                                          -----------   -----------

Other assets:
   Investment in contracts                                     80,000       120,000
   Advances to employees                                      444,687       523,490
   Deferred income taxes                                      103,089       103,089
   Bond issue costs                                           206,355       210,096
   Deferred costs and other assets                             10,020        10,020
                                                          -----------   -----------
Total other assets                                            844,151       966,695
                                                          -----------   -----------
                                                          $16,475,707   $17,352,016
                                                          ===========   ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,      June 30,
                                                                                   2002             2002
                                                                               ------------    ------------
                                                                               (unaudited)

Current liabilities:
     Current portion of long-term debt                                         $    191,814    $    191,814
     Accounts payable                                                             4,162,438       3,811,110
     Accrued expenses                                                               320,396         443,483
     Accrued payroll and related expenses                                           243,023         260,861
     Other                                                                           62,827          71,192
                                                                               ------------    ------------
Total current liabilities                                                         4,980,498       4,778,460
                                                                               ------------    ------------
Long-Term liabilities:
    Long-term debt, net of current portion                                        5,370,596       5,543,852
    Long-term payable                                                                   -0-         730,146
                                                                               ------------    ------------
    Total long-term liabilities                                                   5,370,596       6,273,998
                                                                               ------------    ------------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                      --              --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued
             2,747,000 and 2,747,000 outstanding, respectively                    3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48              48
     Retained earnings                                                            2,822,202       2,997,147
                                                                               ------------    ------------
                                                                                  6,624,176       6,799,121
     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                             (499,563)       (499,563)
                                                                               ------------    ------------
Total stockholders' equity                                                        6,124,613       6,299,558
                                                                               ------------    ------------
                                                                               $ 16,475,707    $ 17,352,016
                                                                               ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                               September 30,
                                                              2002           2001
                                                          -----------    -----------

Food Service Revenue                                      $ 7,256,400    $ 7,422,218

Cost of Operations
      Payroll and related expenses                          2,823,654      2,394,289
     Other costs of operations                              3,120,326      3,433,335
                                                          -----------    -----------
          Cost of operations                                5,943,980      5,827,624
                                                          -----------    -----------

Gross Profit                                                1,312,420      1,594,594
                                                          -----------    -----------

Expenses
     General and administrative expenses                    1,023,523      1,214,849
     Depreciation and amortization                            212,853        210,448
      Provision for doubtful accounts                         185,000        225,000
                                                          -----------    -----------
           Expenses                                         1,421,376      1,650,297
                                                          -----------    -----------

Income/(Loss) from operations                                (108,956)       (55,703)
                                                          -----------    -----------
Other income (expense)
     Other                                                    (13,767)       (23,323)
     Interest income                                            1,842          3,143
     Interest expense                                         (54,064)       (99,252)
                                                          -----------    -----------
            Other income (expense) - net                      (65,989)      (119,432)
                                                          -----------    -----------

 Loss before income taxes                                    (174,945)      (175,135)

Provision for income taxes                                       --             --
                                                          -----------    -----------
Net loss                                                  ($  174,945)   ($  175,135)
                                                          ===========    ===========

Net loss per share - basic and diluted                    ($     0.06)   ($     0.06)
                                                          ===========    ===========

Weighted average number of shares                           2,847,000      2,847,000
                                                          ===========    ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                          Three Months -Ended
                                                                              September 30,
                                                                          2002           2001
                                                                          ----           ----

Operating activities:
Net loss                                                              ($174,945)      ($175,135)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                      212,853         210,448
     Provision for bad debts                                            185,000         225,000
     Amortization of bond costs                                           3,641           3,641
Changes in assets and liabilities:
     Accounts receivable                                                558,481        (461,237)
     Accrued Income                                                     (37,321)        112,157
     Inventory and other                                                    (29)         35,701
     Accounts payable                                                  (294,572)       (382,625)
     Accrued expenses                                                   (97,005)         41,048
     Accrued payroll and related expenses                               (17,838)         23,220
     Accrued professional                                               (26,083)         13,179
     Accrued incomes taxes                                               (7,501)          3,113
     Other                                                              (78,487)         33,236
                                                                      ---------       ---------
Net cash provided by (used in) operating activities                     226,194        (318,254)
                                                                      ---------       ---------

Investing activities:
     Repayment/(Advances) to employees                                   78,802        (155,776)
     Purchase of property and equipment                                 (35,134)        (81,236)
                                                                      ---------       ---------
Net cash provided by (used in) investing activities                      43,668        (237,012)
                                                                      ---------       ---------

Financing activities:
     Repayments of long-term borrowing                                 (758,256)       (140,206)
     Repayments of long-term payable                                    (84,247)        (84,247)
     Proceeds from long-term borrowing                                  585,000         766,000
                                                                      ---------       ---------
Net cash (used in) provided by financing activities                    (257,503)        541,547
                                                                      ---------       ---------

  Net increase/(decrease) in cash                                        12,359         (13,719)
                                                                      ---------       ---------

Cash and cash equivalents - beginning of period                         593,310         451,875

Cash and cash equivalents - end of period                             $ 605,669       $ 438,156
                                                                      =========       =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                         $  53,907       $ 100,485
     Income taxes                                                     $   9,300       $       0

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

1.       BASIS OF PRESENTATION

         The  accompanying  unaudited  consolidated  financial  statements  were prepared in accordance with generally  accepted  accounting  principles for interim  financial  information for quarterly  reports on Form 10-Q and,  therefore,  do not include all of the  information  and footnotes required by  generally  accepted  accounting  principles  for  complete financial statements.  However, all adjustments that, in the opinion of management  are  necessary  for  fair  presentation  of  the  financial statements,  have been  included.  The  results of  operations  for the interim periods presented are not necessarily indicative of the results that may be expected  for the entire  fiscal year ending June 30, 2003.
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

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               SEPTEMBER 30, 2002

         items by, among other things,  providing more  definitive  criteria for extraordinary  items by clarifying  and, to some extent,  modifying the
         existing   definition   and   criteria,   specifying   disclosure   for
         extraordinary  items and specifying  disclosure  requirements for other unusual or infrequently  occurring events and transactions that are not extraordinary  items.  SFAS 145 is effective for  financial  statements issued for fiscal  years  beginning  after  June 15,  2002,  with early adoption  encouraged.  The  adoption of this  Statement  did not have a significant impact on the financial  condition or results of operations of the Company.

         In July 2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
         Associated  with Exit or  Disposal  Activities"  (SFAS  146).  SFAS 146 requires  companies to recognize costs associated with exit or disposal activities  when  they  are  incurred  rather  than  at the  date  of a commitment  to  an  exit  or  disposal  plan.  SFAS  146  is  effective prospectively for exit and disposal activities initiated after December
         31,  2002.  The Company does not  anticipate  that the adoption of this
         Statement will have a significant impact on the financial  condition or results of operations of the Company.

3.       EARNINGS PER COMMON SHARE

         Earnings  per common  share  amounts are based on the  weighted-average number of shares of common  stock  outstanding  during the  three-month period ending  September 30, 2002 and 2001.  Stock options and warrants
         did  not  impact   earnings   per  share  each   period  as  they  were
         anti-dilutive.

4.       LITIGATION

         On February 7, 2001,  Nutrition  Management Services Company filed suit against a major client in the Court of Common Pleas of Chester  County,
         Pennsylvania.  This suit has subsequently been removed to United States
         District  Court for Eastern  Pennsylvania.  In the  lawsuit,  Nutrition
         Management  Services  Company claims that the client failed to pay $2.4 million on account of services  Nutrition  Management  Services Company rendered, and that the client should be required to reimburse Nutrition
         Management Services Company for over $400,000 in start up expenses,  in addition to other claims. The client has filed a counterclaim which the
         Company is contesting as part of the overall proceedings.

         In addition to the litigation  described  above, the Company is exposed to asserted and unasserted  claims.  In the opinion of management,  the resolution  of these  other  matters  will not have a material  adverse effect on the Company's  financial  position,  results of operations or cash flows.

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               SEPTEMBER 30, 2002

5.       BUSINESS SEGMENTS

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

                                                  Food Service       Training and
                                                  Management         Conference Center       Total
         For the quarter ended Sept. 30, 2002:
           Food service revenue                   $  7,095,972       $    160,428            $  7,256,400
           Depreciation and amortization                76,231            136,622                 212,853
           Income (loss) from operations               244,339           (353,301)               (108,962)
           Interest income                               1,842                  0                   1,842
           Interest expense                            (31,507)           (22,557)                (54,064)
           Income (loss) before taxes (benefit)        205,422           (380,367)               (174,945)
           Net income (loss)                           205,422           (380,367)               (174,945)
           Total assets                              7,842,903          8,632,804              16,475,707
           Capital expenditures                         34,470                664                  35,134

                                                  Food Service       Training and
                                                  Management         Conference Center       Total
         For the quarter ended Sept. 30, 2001:
           Food service revenue                   $  7,335,314       $     86,904            $  7,422,218
           Depreciation and amortization                84,454            125,993                 210,448
           Income (loss) from operations               265,404           (321,103)                (55,702)
           Interest income                               3,143                  0                   3,143
           Interest expense                            (45,280)           (53,972)                (99,252)
           Income (loss) before taxes (benefit)        220,599           (395,734)               (175,135)
           Net income (loss)                           220,599           (395,734)               (175,135)
           Total assets                              9,638,925          8,923,305              18,562,229
           Capital expenditures                         81,236                  0                  81,236

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with the financial statements and notes thereto.

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section  27A of the  Securities  Act of 1933,  as amended and Section 21E of the
Securities Exchange Act of 1934, as amended,  that are intended to be covered by
the  safe  harbors   created   thereby.   Investors  are   cautioned   that  all
forward-looking  statements  involve risks and  uncertainty,  including  without limitation,  the  adequacy  of the  Company's  cash  from  operations,  existing balances and  available  credit line.  Although  the Company  believes  that the assumptions  underlying  the  forward-looking  statements  contained  herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the  forward-looking  statements included in this Form 10-Q will prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the forward-looking  statements  include,  but are not limited to, the outcome of the Company's litigation discussed under Item 4 -
Litigation.   In   light   of   significant   uncertainties   inherent   in  the
forward-looking  statements  included herein,  the inclusion of such information should not be regarded as a  representation  by the Company or any other  person that the objectives and plans of the Company will be achieved.

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

 RESULTS OF OPERATIONS

     Revenues  for the  quarter  ended  September  30, 2002 were  $7,256,400,  a decrease  of  $165,818  or  2.2%  compared  to  revenues  of  $7,422,218  in the corresponding  quarter  last year.  This  decrease is  primarily  due to the net impact of revenues from lost contracts versus revenues from new contracts.

     Cost  of  operations  provided  for the  current  quarter  was  $5,943,980, compared to  $5,827,624  for similar  expenses in the same period last year,  an increase of  $116,356 or 2.0%.  The  increase  is  primarily  due to payroll and related costs for new contracts partially offset by decreases in other operating costs.

     Gross Profit for the current quarter was $1,312,420, compared to $1,594,594 for the same period last year, a decrease of $282,174 or 17.7%.  The decrease is due to both decreased revenues and a change in the nature of client contracts.

     General and  administrative  expenses  for the quarter were  $1,023,523  or
14.1% of  revenue,  compared  to  $1,214,849  or 16.4% of  revenue  for the same
quarter  last  year,  a  decrease  of  $191,326  or  15.7%.   This  decrease  is
attributable to the Company's continuing cost reduction measures.

     Provision  for doubtful  accounts for the quarter was $185,000  compared to
$225,000  for the  corresponding  quarter  last year.  This  decrease  is due to increased  collections  activities,  which led to an overall decline in accounts receivable  in the  current  quarter.  As a result of such  decline the need for additional provisions for doubtful accounts was less in the current quarter.

     Interest  expense for the three-month  period totaled  $54,064  compared to
$99,252  for the same period last year.  The  decrease in interest  expense is a result of repayment in borrowings as well as a reduction in interest rates.

     For the reasons  stated  above,  net loss after taxes for the quarter ended
September 30, 2002 was ($174,945)  compared to ($175,135) for the  corresponding quarter  last  year.  Net loss per share for the  current  quarter  was  ($0.06)
compared to net loss per share of ($0.06) for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002 the Company had working capital of $2,105,064.

     Operating  Activities.  Cash  provided by  operations  for the three months ended  September  30, 2002 was $226,194  compared to $318,254 used in operations for the three months ended September 30, 2001. The current period's  activity is
primarily   due  to   increased   collections   of  accounts   receivable.   The
aforementioned  item is also the primary reason for the  improvement  versus the prior year.

     INVESTING ACTIVITIES.  Investing activities provided $43,668 in cash in the current  quarter  compared to $237,012 in cash  consumed in the same period last year.

     FINANCING   ACTIVITIES.   Current  quarter  financing  activities  consumed
$257,503 in cash compared to $541,547 provided in the same period last year. The change is attributable to $842,503 of debt repayments offset by $585,000 of debt proceeds. Long-term payables declined by $730,146 versus June 30, 2002 primarily due to a reclassification to Accounts Payable.

     CAPITAL RESOURCES.  The Company has certain credit facilities with its bank including a revolving  credit of $4,000,000.  At September 30, 2002, the Company had  $1,494,079  available  under its revolving  credit.  The Company issued two series  of  Industrial  Bonds  totaling  $3,560,548  in  December  of 1996.  The outstanding  balance on the bonds was  $2,940,000 as of September 30, 2002.  The
Company is current with all its obligations to its bank and on its bonds and has met all financial covenants in its loan documents.

                                                               Payment Due By Period
                                             ------------------------------------------------------------
                                                                Less
                 Contractual Obligations        Total          than 1    1-3           4-5      After 5
                 Obligations                                   year      years        years      years
             --------------------------------------------------------------------------------------------
             Long-Term Debt*                 5,578,666           0      3,048,666     315,000   2,215,000

             Operating Leases                   15,971           0         15,971           0           0

             Total Contractual Cash
             Obligations                     5,594,637           0      3,064,637     315,000   2,215,000

* Long-Term Debt includes a $2,505,922  outstanding balance on revolving line of credit,  leaving  $1,494,079  available  under the $4,000,000  revolving line of credit.

                                                                     Amount of Commitment Expiration
                                                                            Per Period
                                                             ------------------------------------------------
             Other Commercial             Total Amounts      Less than   1-3             4-5         Over 5
              Commitments                  Committed          1 year     years          years        years
             ------------------------------------------------------------------------------------------------
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

     The Company has no material commitments for capital expenditures, including the Collegeville Inn &  Conference  Center,  and believes that its cash from operations,  existing balances, and available credit facilities are adequate for the fiscal year June 30, 2003 to satisfy the needs of its operations.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on their  evaluation,  as of a date  within 90 days of the  filing of this Form 10-Q,  the  Company's  Chief  Executive  Officer  and Chief  Financial
Officer have  concluded the Company's  disclosure  controls and  procedures  (as defined in Rules  13a-14 and 15d-14 under the  Securities  Exchange Act of 1934)
are effective. There have been no significant changes in internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

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

       Item 3.         Defaults Upon Senior Securities                             None

       Item 4.         Submission of Matters to a Vote of Security Holders         None

       Item 5.         Other Information                                           None

       Item 6.         Exhibits and Reports on Form 8-K

                       (a)  Exhibits
                            Exhibit 99.1 and Exhibit 99.2 (Certifications under
                            Section 906 of the Sarbanes-Oxley Act of 2002)

                       (b)  Reports on Form 8-K                                    None

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Company  has  duly  caused  this  report  to be  signed  on  its  behalf  by the undersigned thereunto duly authorized.

                                              Nutrition Management Services Company

                                              /s/ Joseph V. Roberts
                                              -------------------------------------
                                              Joseph V. Roberts
                                              Chairman and Chief Executive Officer

                                              /s/ Linda J. Haines
                                              -------------------------------------
                                              Linda J. Haines
                                              (Principal Financial Manager)

Date:  November 14, 2002

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           A PENNSYLVANIA CORPORATION
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                            Section 302 Certification

I, Joseph Roberts, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Nutrition  Management
     Services Company, Inc.;
2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;
4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;
     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent  functions):
     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and
     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and
6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly  report  whether  there  were  significant  changes  in  internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002                   /s/ Joseph Roberts
                                               --------------------------
                                               Joseph Roberts
                                               Chairman of the Board and
                                               Chief Executive Officer

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           A PENNSYLVANIA CORPORATION
                  CERTIFICATION OF PRINCIPAL FINANCIAL MANAGER

                            Section 302 Certification

I, Linda Haines, certify that:
     1.   I have  reviewed  this  quarterly  report  on Form  10-Q of  Nutrition
          Management Services Company, Inc.;
     2.   Based on my  knowledge,  this  quarterly  report  does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this quarterly report;
     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;
     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and have:
          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;
          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c)   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent functions):

          a)   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and
          b)   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and
     6.   The  registrant's  other  certifying  officers and I have indicated in this  quarterly  report  whether  there  were  significant  changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

          Date: November 14, 2002                 /s/ Linda Haines
                                                  -----------------------------
                                                  Linda Haines
                                                  Principal Financial Manager

