Form 10-Q
period 2002-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2003-02-19
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]       QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2002

                                       or
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

                                TABLE OF CONTENTS

Part I.      Financial Information                                      Page No.
             ---------------------                                      --------

             Consolidated Balance Sheets as of
             December 31, 2002 (unaudited) and June 30, 2002                   2

             Consolidated Statements of Operations for the Three and Six
             Months Ended December 31, 2002 and 2001
             (unaudited)                                                       3

             Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2002
             and 2001 (unaudited)                                              4

             Notes to Consolidated Financial Statements                   6 - 11

             Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   12 - 15

             Item 4 - Controls and Procedures                                 16

Part II.     Other Information                                                17

             Signatures                                                       18

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          December 31,     June 30,
                                                              2002          2002
                                                              ----          ----
                                                           (unaudited)
Current assets:
   Cash and cash equivalents                              $ 1,091,610   $   593,310
   Accounts receivable, net of allowance for doubtful
   accounts of $2,108,743  and $1,774,753, respectively     4,397,270     5,659,990
   Unbilled Revenue                                            97,388        46,505
   Deferred income taxes                                      882,487       882,487
   Inventory                                                  137,681       230,238
   Prepaid and other                                          469,462       289,079
                                                          -----------   -----------

Total current assets                                        7,075,898     7,701,609
                                                          -----------   -----------

Property and equipment, net                                 8,384,550     8,683,712
                                                          -----------   -----------

Other assets:
   Investment in contracts                                     36,667       120,000
   Advances to employees                                      436,402       523,490
   Deferred income taxes                                      103,089       103,089
   Bond issue costs                                           202,712       210,096
   Deferred costs and other assets                             10,020        10,020
                                                          -----------   -----------
Total other assets                                            788,890       966,695
                                                          -----------   -----------

                                                          $16,249,338   $17,352,016
                                                          ===========   ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,      June 30,
                                                                                   2002             2002
                                                                                (unaudited)

Current liabilities:
     Current portion of long-term debt                                           $  196,813      $  191,814
     Accounts payable                                                             4,319,793       3,811,110
     Accrued expenses                                                               358,405         443,483
     Accrued payroll and related expenses                                           259,258         260,861
     Other                                                                           53,659          71,192

Total current liabilities                                                         5,187,928       4,778,460
                                                                                -----------    ------------

Long-Term liabilities:
     Long-term debt, net of current portion                                       5,219,008       5,543,852
     Long Term Note Payable                                                          - 0 -          730,146

Total long-term liabilities                                                       5,219,008       6,273,998
                                                                                -----------    ------------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                      --             --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding                                              3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48              48
     Retained earnings                                                            2,539,991       2,997,147
                                                                                -----------    ------------
                                                                                  6,341,965       6,799,121

     Less:  treasury stock (Class A common: 253,000 shares) - at cost              (499,563)       (499,563)

Total stockholders' equity                                                        5,842,402       6,299,558
                                                                                -----------    ------------
                                                                               $ 16,249,338    $ 17,352,016
                                                                               ============    ------------

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three months ended               Six months ended
                                                    December 31,                    December 31,
                                                2002            2001           2002             2001
                                                ----            ----           ----             ----
Food Service Revenue                       $  7,166,653       7,871,823    $ 14,423,053    $ 15,294,041

Cost of operations
     Payroll and related expenses             2,797,621       2,512,661       5,621,275       4,906,950
     Other costs of operations                3,151,052       3,742,362       6,271,378       7,175,697
                                           ------------    ------------    ------------    ------------
          Cost of operations                  5,948,673       6,255,023      11,892,653      12,082,647
                                           ------------    ------------    ------------    ------------

Gross profit                                  1,217,980       1,616,800       2,530,400       3,211,394
                                           ------------    ------------    ------------    ------------

Expenses
     General and administrative expenses      1,236,910       1,158,677       2,260,433       2,373,526
     Depreciation and amortization              200,953         211,946         413,806         422,394
     Provision for doubtful accounts              7,262         225,000         192,262         450,000
                                           ------------    ------------    ------------    ------------
          Expenses                            1,445,125       1,595,623       2,866,501       3,245,920
                                           ------------    ------------    ------------    ------------

(Loss)/Income from operations                  (227,145)         21,177        (336,101)        (34,526)
                                           ------------    ------------    ------------    ------------

Other (expense) income
     Other                                       (6,862)          1,104         (20,629)        (22,219)
     Interest income                              2,185           2,320           4,027           5,463
     Interest expense                           (50,395)        (61,029)       (104,459)       (160,281)
                                           ------------    ------------    ------------    ------------
          Other (expense) income - net          (55,072)        (57,605)       (121,061)       (177,037)
                                           ------------    ------------    ------------    ------------

(Loss) before income taxes                     (282,217)        (36,428)       (457,162)       (211,563)

Provision for income taxes                            0               0               0               0
                                           ------------    ------------    ------------    ------------

Net Loss                                   $   (282,217)        (36,428)   $   (457,162)   $   (211,563)
                                           ============    ============    ============    ============

Basic and diluted loss
      - basic and diluted                  $       (.10)   $       (.01)   $       (.16)   $       (.07)
                                           ============    ============    ============    ============

Weighted average number of shares             2,847,000       2,847,000       2,847,000       2,847,000
                                           ============    ============    ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                             2002           2001
                                                                             ----           ----

Operating activities:
Net (Loss)                                                              ($  457,162)   ($  211,558)
Adjustments to reconcile net (loss) to net cash provided by/(used in)
operating activities:
     Depreciation and amortization                                          413,806        422,394
     Provision for bad debts                                                192,262        450,000
     Amortization of bond costs                                               7,282          7,282

Changes in assets and liabilities:
     Accounts receivable                                                  1,070,458         99,378
     Unbilled Revenue                                                       (50,883)       127,009
     Inventory and other                                                     92,557        (28,969)
     Accounts payable                                                      (137,210)      (564,923)
     Accrued expenses                                                       (49,050)        36,120
     Accrued payroll and related expenses                                    (1,603)         3,225
     Accrued professional                                                   (28,088)        32,396
     Accrued incomes taxes                                                   (7,941)         6,419
     Other                                                                 (197,814)       114,058
                                                                        -----------    -----------
Net cash provided by operating activities                                   846,614        492,831

Investing activities:
     Repayment (Advances) to employees                                       87,088       (146,126)
     Purchase of property and equipment                                     (31,311)      (284,332)
                                                                        -----------    -----------
     Net cash provided by / (used in) investing activities                   55,777       (430,458)

Financing activities
     Repayments of long-term borrowing                                     (872,000)      (670,000)
     Repayments of long-term payable                                        (84,247)      (140,412)
     Repayments of term loan                                                (32,844)       (30,601)
     Proceeds from long term borrowing                                      585,000      1,087,000
                                                                        -----------    -----------
Net cash (used in) / provided by  financing activities                     (404,091)       245,987

 Net increase in cash                                                       498,300        308,360

Cash and cash equivalents - beginning of period                             593,310        451,875
                                                                        -----------    -----------

Cash and cash equivalents - end of period                               $ 1,091,610    $   760,236
                                                                        -----------    -----------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                           $   106,432    $   161,786
     Income taxes                                                       $   (17,764)   $         0

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

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

2.        NEW ACCOUNTING PRONOUNCEMENTS

          In  August  2001,  the FASB  issued  SFAS 143,  "Accounting  for Asset
          Retirement Obligations" (SFAS 143) was issued. SFAS 143 applies to all
          entities,   including   rate-regulated   entities,   that  have  legal
          obligations  associated  with the retirement of a tangible  long-lived asset that result from  acquisition,  construction  or development and
          (or) normal  operations of the long-lived  asset.  The  application of this Statement is not limited to certain specialized industries,  such as the  extractive  or nuclear  industries.  A liability  for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application  encouraged.  The provisions of the Statement have not had a material  impact on the  financial  condition  or results of operations of the Company.

          In  August  2001,  the  FASB  issued  SFAS  144,  "Accounting  for the
          Impairment  or Disposal of  Long-Lived  Assets" (SFAS 144) was issued.
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

                                December 31, 2002

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

          In July 2002,  the FASB  issued SFAS No.  146,  "Accounting  for Costs
          Associated  with Exit or Disposal  Activities"  (SFAS 146) was issued.
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

          In  December  2002,  the  FASB  issued  SFAS  148,   "Accounting   for
          Stock-Based  Compensation - Transition and Disclosure"  (SFAS 148) was
          issued.   SFAS  148  amends  SFAS  123   "Accounting  for  Stock-Based
          Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary  change to the fair value based  method of  accounting for stock-based employee  compensation.  In addition,  SFAS 148 amends
          the  disclosure   requirements  of  SFAS  123  to  require   prominent
          disclosures in both annual and interim financial  statements about the method of accounting for  stock-based  employee  compensation  and the effect of the method used on reported  results.  SFAS 148 is effective for fiscal years  beginning  after  December  15,  2002.  The expanded annual  disclosure  requirements  and the  transition  provisions  are effective for fiscal years ending after December 15, 2002. The interim disclosure  provisions are effective for financial reports  containing financial  statements for interim periods beginning after December 15,
          2002.  Management  does not expect the  adoption of SFAS 148 to have a material  effect  on the  Company's  financial  position,  results  of operations, or cash flows.

3.        EARNINGS PER COMMON SHARE

          Earnings  per common share  amounts are based on the  weighted-average number of shares of common stock outstanding  during the three and six month  periods  ending  December 31, 2002 and 2001.  Stock options and warrants  did not impact  earnings  per share each period as they were anti-dilutive.

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2002

4.        LITIGATION

          On February 7, 2001,  NMSC filed a suit  against a major client in the
          Court  of  Common  Pleas  in  Chester   County,   PA.  This  suit  has
          subsequently  been removed to the United States District Court for the
          Eastern  District  of  Pennsylvania.  In the  lawsuit,  NMSC  has made various claims,  including among others a claim that the client failed to pay approximately  $2.1 million in invoiced  amounts,  a claim that the client  failed to pay  approximately  $1 million in other  amounts owing,  a claim for  reimbursement  for start up costs in an amount in excess of  $400,000,  a claim for over $2 million in lost profits (or, alternatively,  a claim for reimbursement for over $300,000 in credits issued in exchange for the promise to extend the arrangement), a claim in the nature of treble  damages and counsel  fees,  and other claims.
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

5.        BUSINESS SEGMENTS

          The  Company  follows  the  disclosure  provisions  of SFAS  No.  131,
          "Disclosures about Segments of an Enterprise and Related Information".
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

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2002

         5.  BUSINESS SEGMENTS - CONTINUED

                                                                 Food Service       Training and
                                                                 Management         Conference Center       Total
                                                                 ----------         -----------------       -----

         For the quarter ended Dec. 31, 2002:
           Food service revenue                                  $6,859,980           $  306,673        $ 7,166,653
           Depreciation and amortization                             73,005              127,948            200,953
           Income (loss) from operations                            175,938             (403,083)          (227,145)
           Interest income                                            2,185                 0                 2,185
           Interest expense                                         (29,115)             (21,280)           (50,395)
           Income (loss) before taxes (benefit)                     146,654             (428,871)          (282,217)
           Net income (loss)                                        146,654             (428,871)          (282,217)
           Total assets                                           7,647,018            8,602,320         16,249,338

                                                                 Food Service       Training and
                                                                 Management         Conference Center       Total
                                                                 ----------         -----------------       -----

         For the quarter ended Dec. 31, 2001:
           Food service revenue                                  $7,573,069           $  298,754        $ 7,871,823
           Depreciation and amortization                             84,724              127,222            211,946
           Income (loss) from operations                            340,417             (319,240)            21,177
           Interest income                                            2,320                 0                 2,320
           Interest expense                                         (40,499)             (20,530)           (61,029)
           Income (loss) before taxes (benefit)                     299,574             (336,004)           (36,428)
           Net income (loss)                                        299,574             (336,004)           (36,428)
           Total assets                                           8,982,309            9,035,133         18,017,442

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2002

         5.  BUSINESS SEGMENTS - CONTINUED

                                                                 Food Service       Training and
                                                                 Management         Conference Center       Total
                                                                 ----------         -----------------       -----

         For the six months ended Dec. 31, 2002:
           Food service revenue                                  $ 13,955,952         $  467,101          $14,423,053
           Depreciation and amortization                              149,236            264,570              413,806
           Income (loss) from operations                              420,283           (756,384)            (336,101)
           Interest income                                              4,027               0                   4,027
           Interest expense                                           (60,622)           (43,837)            (104,459)
           Income (loss) before taxes (benefit)                       352,076           (809,238)            (457,162)
           Net income (loss)                                          352,076           (809,238)            (457,162)
           Total assets                                             7,647,018          8,602,320           16,249,338

                                                                 Food Service       Training and
                                                                 Management         Conference Center       Total
                                                                 ----------         -----------------       -----

         For the six months ended Dec. 31, 2001:
           Food service revenue                                  $ 14,908,383         $  385,658          $15,294,041
           Depreciation and amortization                              169,178            253,216              422,394
           Income (loss) from operations                              605,819           (640,345)             (34,526)
           Interest income                                              5,463               0                   5,463
           Interest expense                                           (85,779)           (74,502)            (160,281)
           Income (loss) before taxes (benefit)                       520,175           (731,738)            (211,563)
           Net income (loss)                                          520,175           (731,738)            (211,563)
           Total assets                                             8,982,309          9,035,133           18,017,442

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2002
6.        STOCK-BASED COMPENSATION

          The Company accounts for stock options under SFAS No. 123, "Accounting for  Stock-Based  Compensation",  as  amended by SFAS No.  148,  which
          contains   a  fair   value-based   method  for   valuing   stock-based
          compensation  that entities may use, which measures  compensation cost at the grant date  based on the fair value of the award.  Compensation is then  recognized  over the  service  period,  which is usually  the vesting  period.  Alternatively,  SFAS No.  123  permits  entities  to continue  accounting  for employee  stock  options and similar  equity instruments  under  Accounting  Principles  Board  (APB)  Opinion  25,
          Accounting  for Stock Issued to  Employees.  Entities that continue to account for stock  options  using APB Opinion 25 are  required to make pro forma  disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

          The  Company   accounts  for  its  plan  under  the   recognition  and
          measurement  principles of APB No. 25,  Accounting for Stock Issued to
          Employees,   and   related   interpretations.   Stock-based   employee
          compensation  costs  are not  reflected  in net loss,  as all  options granted under the plan had an exercise price equal to the market value of the  underlying  common stock on the date of grant.  The  following table  illustrates  the  effect  on net loss and loss per share if the
          Company had applied the fair value recognition  provisions of SFAS No.
          123, to stock-based  employee  compensation.

                                            Three months ended               Six months ended
                                               December 31,                    December 31,
                                             2002          2001          2002              2001
                                             ----          ----          ----              ----

Net loss:
    As reported                          ($  282,217)   ($  36,428)   ($  457,162)   ($  211,563)
    Pro forma                            ($  282,217)   ($  36,428)   ($  457,162)   ($  211,563)

Diluted loss per share:
    As reported                          $      (.10)    $    (.01)    $     (.16)    $     (.07)
    Pro forma                            $      (.10)    $    (.01)    $     (.16)    $     (.07)

The Company has not granted stock options since June of 1998

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

REVENUE RECOGNITION

            Sales  revenue is  generated  primarily  from fees for food  service management at continuing  care and health care  facilities and the  Collegeville
Inn  restaurant.  Revenue is  recognized  when services are  performed.  Ongoing assessments of the credit worthiness of customers provide the Company reasonable assurance of collectibility upon performance of services.

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

RESULTS OF OPERATIONS

            Revenues for the quarter ended December 31, 2002 were $7,166,653,  a decrease  of  $705,170  or 9.0%  compared  to  revenues  of  $7,871,823  for the corresponding  quarter  last  year.  Revenues  for the six  month  period  ended
December 31, 2002 were  $14,423,053,  a decrease of $870,988 or 5.7% compared to the  corresponding  period in 2001.  This  decrease is primarily  due to the net impact of revenues from lost contracts versus revenues from new contracts.

            Costs  of  operations  for  the  current  quarter  were  $5,948,673, compared  to  $6,255,023  for similar  expenses in the same period last year,  a decrease of $306,350 or 4.9%.  For the six month period ended December 31, 2002, cost of operations were $11,892,653, compared to $12,082,647 for the same period last year, a decrease of $189,994 or 1.6% compared to the  corresponding  period in 2001.  This decrease in cost of services is due to lower revenues  during the period partially offset by inflationary  price, wage and expense increases along with payroll and related costs for new contracts.

            Gross Profit for the quarter was $1,217,980, compared to $1,616,800, a decrease of $398,820 or 24.7%.  For the six month  period  ended  December 31,
2002,  gross profit was $2,530,400  versus  $3,211,394 a decrease of $680,994 or
21.2%.  These  decreases are due to both lower revenues  during the period and a change in the nature of client contracts.

            General and administrative  expenses for the quarter were $1,236,910 or 17.3% of  revenue,  compared to  $1,158,677  or 14.7% of revenue for the same quarter  last year,  an  increase of $78,233.  For the six month  period  ending
December 31, 2002 general and administrative  expenses were $2,260,433  compared to $2,373,526  for the  corresponding  period last year, a decrease of $113,093.
The current quarter increase versus the prior year's quarter is primarily due to increased marketing activities. The decrease for the six month period versus the prior year is due to certain cost cutting measures implemented by the Company.

            Provision for doubtful  accounts for the quarter was $7,262 compared to $225,000 for the  corresponding  quarter last year.  For the six month period ending December 31, 2002 provision for doubtful  accounts was $192,262  compared to $450,000 for the same period last year. The aforementioned  decreases are due to increased  collection  activities,  which led to overall declines in accounts receivables  in  each  of the  current  year's  quarters.  Additionally,  a cash recovery of $141,738 of accounts receivable previously reserved as uncollectible was utilized to increase  the  allowance  for  doubtful  accounts in the current quarter. Lower sales volume also contributed to the aforementioned decreases.

            Interest expense for the quarter totaled $50,395 compared to $61,029 for the same period last year. For the six month period ended December 31, 2002, interest  expense was $104,459  versus $160,281 in the  corresponding  period in
2001.  The  decrease  in  interest  expense  is a  result  of the  repayment  of borrowings as well as a reduction in interest rates.

            For the  reasons  stated  above net loss after taxes for the quarter
ended  December  31,  2002  was   ($282,217)   compared  to  ($36,428)  for  the
corresponding  quarter last year. Net loss per share for the current quarter was
$0.10 compared to net loss per share of $0.01 for the corresponding quarter last year.

            Net loss for the six month period was ($457,162)  versus  ($211,563)
for the corresponding  period last year. Net loss per share was ($0.16) compared to net loss per share of ($0.07) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 2002, the Company had working capital of $1,887,970.
Consummation  of the sale of land by the Company as more fully described in Part
II - Item 5 of this Form 10-Q would  increase the Company's  working  capital by approximately $3 million.

            OPERATING ACTIVITIES.  Cash provided by operations for the six month period ended  December  31, 2002 was  $846,614  compared to $492,831 for the six months ended December 31, 2001. The current  period's  activity is primarily due to increased collections of accounts receivable. The aforementioned item is also the primary reason for the improvement versus the prior year.

            INVESTING ACTIVITIES.  Investing activities provided $55,777 in cash in the current  period  compared to $430,458 in cash consumed in the same period last year.

            FINANCING  ACTIVITIES.  Current period financing activities consumed
$404,091 in cash compared to $245,987 provided in the same period last year. The change is attributable  to $1,989,091 of debt  repayments  offset by $585,000 of debt  proceeds.  Long-term  payables  declined  by  $730,146  from June 30, 2002 primarily due to a reclassification to Accounts Payable.

            CAPITAL  RESOURCES.  The Company has certain credit  facilities with its bank including a revolving  credit of  $4,000,000.  At December 31, 2002 the
Company had  $1,494,079  available  under its  revolving  credit  facility.  The
Company issued two series of Industrial Bonds totaling $3,560,548 in December of
1996.  The  outstanding  balance on the bonds was  $2,810,000 as of December 31,
2002.  The Company is current  with all its  obligations  to its bank and on its bonds and is in compliance  with their financial  covenants  except one covenant which was specifically  waived by the bank.  Additionally,  the maturity date of the revolving  credit  facility was extended from December 31, 2003 to March 31,
2004.

                                         Payment Due By Period
                                       Less
Contractual               Total        than 1     1 - 3         4 - 5     After 5
Obligations                            year       years         years      years

Long-Term Debt*          5,415,821     196,813   2,689,008     315,000   2,215,000
Operating Leases            15,971      15,971           0           0           0
Total Contractual Cash
 Obligations             5,431,792     212,873   2,689,008     315,000   2,215,000

            EMPLOYMENT  CONTRACTS.  For the Fiscal Year ended June 30, 2002, the
Company paid a base salary of $305,004 and $222,674 to Joseph Roberts,  Chairman and  Chief  Executive  Officer  and  Kathleen  Hill,  Chief  Operating  Officer,
respectively.  The Company currently has no employment  contracts with either of such  individuals.  The  Compensation  Committee  of the Board of  Directors  is
currently  engaged in discussions  with Mr. Roberts and Ms. Hill with respect to their compensation for the Fiscal Year ending June 30, 2003.

o           Long-Term Debt includes a $2,505,922   outstanding   balance  on the
            revolving  line  of  credit,   leaving   $1,494,079   available  for
            borrowings under the $4,000,000 revolving line of credit.

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

Item 1.       Legal Proceedings                                  None

Item 2.       Changes in Securities                              None

Item 3.       Defaults Upon Senior Securities                    None

Item 4.       Submission of Matters to a Vote of Security Holders

            On  December  23,  2002 the  Company  held  its  Annual  Meeting  of
Stockholders,  whereby  the  stockholders  elected  Directors.  The vote on such matter was as follows:

            Election of Directors:

                                                For                Withheld
                                                ---                --------
            Joseph V. Roberts                  2,076,346              0
            Kathleen A. Hill                   2,076,346              0
            Michael Gosman                     2,076,346              0
            Samuel R. Shipley, III             2,076,346              0
            Michelle Roberts-O'Donnell         2,076,346              0
            Jane Scaccetti                     2,076,346              0
            Richard Kresky                     2,076,346              0

Item 5.     Other Information

            The Company  entered  into an agreement  dated  December 18, 2002 to sell approximately 19 acres of land for $3,000,000. Such agreement is subject to a due  diligence  review by the purchaser and  satisfaction  of certain  closing conditions.  While there can be no assurance that the sale will be  consummated, completion  of  the  sale  would  increase  the  Company's  working  capital  by approximately $3,000,000.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits        Certifications under
                    Section 906 of the
                    Sarbanes Oxley Act

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

                                         /s/ Joseph V. Roberts
                                         -------------------------------
                                         Joseph V. Roberts
                                         Chairman and Chief Executive Officer

                                         /s/ William E. Sturgis
                                         --------------------------------
                                         William E. Sturgis
                                         (Principal Financial Officer)

Date:  February 14, 2003

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

Date: February 14, 2003                      /s/ Joseph Roberts
      --------------------------             -----------------------------------
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

I, William Sturgis, certify that:
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

Date:February 14, 2003                        /s/ William Sturgis
     ----------------------------             ----------------------------------
                                              William Sturgis
                                              Principal Financial Manager

