Form 10-Q
period 2003-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2003-05-20
CIK 879303

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended March 31, 2003
                                                --------------

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
                                      ---        ---

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes      No X
                                        ---     ---

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of May 20, 2003.

                                TABLE OF CONTENTS

Part I.   Financial Information                                        Page No.
          ---------------------                                        ---------

          Consolidated Balance Sheets as of
          March 31, 2003 (unaudited) and June 30, 2002                    2

          Consolidated Statements of Operations for the
          Three and Nine Months Ended March 31, 2003 and
          2002 (unaudited)                                                3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 2003
          and 2002 (unaudited)                                            4

          Notes to Consolidated Financial Statements                   6-11

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12-15

          Item 4 - Controls and Procedures                               16

Part II.  Other Information                                              17

          Signatures                                                     18

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     March 31,                June 30,
                                                                       2003                     2002
                                                                  -----------               -----------
                                                                  (unaudited)

Current assets:
   Cash and cash equivalents                                      $   819,269               $   593,310
   Accounts receivable, net of allowance for doubtful
   accounts of $2,181,326  and $1,774,753, respectively             4,123,964                 5,659,990
   Notes Receivable                                                    11,545                         0
   Unbilled Revenue                                                   187,171                    46,505
   Deferred income taxes                                                    0                   882,487
   Inventory                                                          158,155                   230,238
   Prepaid and other                                                  427,796                   289,079
                                                                  -----------               -----------

Total current assets                                                5,727,900                 7,701,609
                                                                  -----------               -----------

Property and equipment, net                                         8,258,685                 8,683,712
                                                                  -----------               -----------

Other assets:
   Investment in contracts                                                  0                   120,000
   Notes Receivable                                                   138,330                         0
   Advances to employees                                              437,126                   523,490
   Deferred income taxes                                              985,576                   103,089
   Bond issue costs                                                   199,071                   210,096
   Deferred costs and other assets                                     10,021                    10,020
                                                                  -----------               -----------

Total other assets                                                  1,770,124                   966,695
                                                                  -----------               -----------
                                                                  $15,756,709               $17,352,016
                                                                  ===========               ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31,          June 30,
                                                                                   2003               2002
                                                                                ------------      ------------
                                                                                (unaudited)
Current liabilities:
     Current portion of long-term debt                                          $    191,813      $    191,814
     Accounts payable                                                              4,180,831         3,811,110
     Accrued expenses                                                                270,950           443,483
     Accrued payroll and related expenses                                            298,483           260,861
     Other                                                                            71,903            71,192
                                                                                ------------      ------------

Total current liabilities                                                          5,013,980         4,778,460
                                                                                ------------      ------------

Long-Term liabilities:
    Long-term debt, net of current portion                                         5,207,093         5,543,852
    Long Term Note Payable                                                             - 0 -           730,146
                                                                                ------------      ------------

Total long-term liabilities                                                        5,207,093         6,273,998
                                                                                ------------      ------------
Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                         --                --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding, respectively                                 3,801,926         3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                  48                48
     Retained earnings                                                             2,233,225         2,997,147
                                                                                ------------      ------------
                                                                                   6,035,199         6,799,121

     Less:  treasury stock (Class A common: 253,000 shares) - at cost               (499,563)         (499,563)
                                                                                ------------      ------------

Total stockholders' equity                                                         5,535,636         6,299,558
                                                                                ------------      ------------
                                                                                $ 15,756,709      $ 17,352,016
                                                                                ============      ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months ended                 Nine months ended
                                                                     March 31,                         March 31,
                                                             2003             2002             2003               2002
                                                       ------------      ------------      ------------      ------------
Food Service Revenue                                   $  6,358,301      $  6,945,186      $ 20,781,354      $ 22,239,227

Cost of operations
     Payroll and related expenses                         2,645,415         2,351,595         8,266,690         7,258,545
     Other costs of operations                            2,615,696         3,123,867         8,887,074        10,299,564
                                                       ------------      ------------      ------------      ------------
          Cost of operations                              5,261,111         5,475,462        17,153,764        17,558,109
                                                       ------------      ------------      ------------      ------------

Gross profit                                              1,097,190         1,469,724         3,627,590         4,681,118
                                                       ------------      ------------      ------------      ------------

Expenses
     General and administrative expenses                  1,071,604         1,064,830         3,332,037         3,438,356
     Depreciation and amortization                          201,808           210,827           615,614           633,221
     Provision for doubtful accounts                         85,999           225,000           278,261           675,000
                                                       ------------      ------------      ------------      ------------
          Expenses                                        1,359,411         1,500,657         4,225,912         4,746,577
                                                       ------------      ------------      ------------      ------------

(Loss) from operations                                     (262,221)          (30,933)         (598,322)          (65,459)
                                                       ------------      ------------      ------------      ------------

Other (expense) income
     Other                                                   (4,508)            2,545           (25,137)          (19,674)
     Interest income                                          3,832             1,702             7,859             7,165
     Interest expense                                       (43,862)          (53,088)         (148,321)         (213,369)
                                                       ------------      ------------      ------------      ------------
          Other (expense) income - net                      (44,538)          (48,841)         (165,599)         (225,878)
                                                       ------------      ------------      ------------      ------------

 (Loss) before income taxes                                (306,759)          (79,774)         (763,921)         (291,337)

Provision for income taxes                                        0                 0                 0                 0
                                                       ------------      ------------      ------------      ------------

Net Loss                                               $   (306,759)          (79,774)     $   (763,921)     $   (291,337)
                                                       ============       ============      ============      ============

Basic and diluted loss

      - basic and diluted                            $         (.11)     $       (.03)     $       (.27)     $       (.10)
                                                       ============       ============      ============      ============

Weighted average number of shares                         2,847,000         2,847,000         2,847,000         2,847,000
                                                       ============       ============      ============      ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                            Nine Months Ended
                                                                                                March 31,

                                                                                          2003                   2002
                                                                                      ---------               --------

Operating activities:
Net (Loss)                                                                         ($  763,921)           ($  291,337)
Adjustments to reconcile net (loss) to net cash provided by/(used in)
operating activities:
     Depreciation and amortization                                                     615,614                633,221
     Provision for bad debts                                                           278,261                675,000
     Amortization of bond costs                                                         10,923                 10,825

Changes in assets and liabilities:
     Accounts receivable                                                             1,257,765                339,968
     Notes Receivable                                                                 (149,875)
     Unbilled Revenue                                                                 (140,666)                94,900
     Inventory and other                                                                72,083                (30,345)
     Accounts payable                                                                 (276,169)              (707,554)
     Accrued expenses                                                                 (146,451)               (36,056)
     Accrued payroll and related expenses                                               37,622                  6,844
     Accrued professional                                                              (26,083)                15,725
     Accrued incomes taxes                                                              (9,691)                (7,217)
     Other                                                                            (128,213)               (30,925)
                                                                                      ---------               --------
Net cash provided by operating activities                                              631,198                673,049
                                                                                      ---------               --------
Investing activities:
     Repayment (Advances) to employees                                                  86,363               (147,763)
     Purchase of property and equipment                                                (70,587)              (218,450)
                                                                                      ---------               --------
     Net cash provided by / (used in) investing activities                              15,776               (366,213)
                                                                                      ---------               --------
Financing activities
     Repayments of long-term borrowing                                              (1,386,900)              (922,000)
     Repayments of long-term payable                                                   (84,247)              (252,741)
     Repayments of term loan                                                           (49,768)               (46,316)
     Proceeds from long term borrowing                                               1,099,900              1,087,000
                                                                                      ---------               --------
Net cash (used in)  financing activities                                              (421,015)              (134,057)
                                                                                      ---------               --------

 Net increase in cash                                                                  225,959                172,779
                                                                                      ---------               --------

Cash and cash equivalents - beginning of period                                        593,310                451,875
                                                                                      ---------               --------

Cash and cash equivalents - end of period                                          $   819,269            $   624,654
                                                                                      =========               ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
     Interest                                                                      $   152,393            $   221,570
     Income taxes                                                                  $   (15,644)           $    20,452

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

2.      NEW ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial  Accounting  Standards  Board (the "FASB")
        issued SFAS 143, Accounting for Asset Retirement  Obligations.  SFAS 143
        applies to all entities,  including  rate-regulated  entities, that have
        legal   obligations   associated  with  the  retirement  of  a  tangible
        long-lived   asset  that  result  from   acquisition,   construction  or
        development  and (or) normal  operations of the  long-lived  asset.  The application  of this  Statement  is not  limited to certain  specialized industries,  such as the extractive or nuclear  industries.  A liability
        for  an  asset  retirement   obligation  should  be  recognized  if  the
        obligation  meets the  definition  of a liability  and can be reasonably estimated.  The initial  recording should be at fair value.  SFAS 143 is effective for  financial  statements  issued for fiscal years  beginning after June 15, 2002, with earlier application encouraged. The provisions of the  Statement  have  not  had a  material  impact  on the  financial condition or results of operations of the Company.

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

                                 MARCH 31, 2003

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

        In December 2002, the FASB issued SFAS 148,  "Accounting for Stock-Based
        Compensation  -  Transition  and  Disclosure".  SFAS 148 amends SFAS 123
        "Accounting  for  Stock-Based   Compensation,"  to  provide  alternative
        methods of  transition  for a  voluntary  change to the fair value based method of accounting for stock-based employee compensation. In addition,
        SFAS 148  amends  the  disclosure  requirements  of SFAS 123 to  require prominent  disclosures in both annual and interim  financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years  beginning after December 15, 2002. The expanded annual disclosure  requirements and the transition provisions are effective for fiscal  years ending after  December  15, 2002.  The interim  disclosure provisions  are  effective for financial  reports  containing  financial statements  for interim  periods  beginning  after  December  15,  2002.
        Management  does not expect the  adoption of SFAS 148 to have a material effect on the Company's  financial position,  results of operations,  or cash flows.

3.      EARNINGS PER COMMON SHARE

        Earnings  per common  share  amounts  are based on the  weighted-average number of shares of common stock  outstanding  during the three and nine month periods ending March 31, 2003 and 2002. Stock options and warrants
        did  not  impact   earnings   per  share   each   period  as  they  were
        anti-dilutive.

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 MARCH 31, 2003

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

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 MARCH 31, 2003

 5.  BUSINESS SEGMENTS - CONTINUED

                                              Food Service          Training and
                                              Management            Conference Center              Total
                                              ----------            -----------------              -----

For the quarter ended Mar. 31, 2003:
  Food service revenue                        $  6,212,344             $    145,957             $  6,358,301
  Depreciation and amortization                     73,927                  127,881                  201,808
  Income (loss) from operations                    157,066                 (419,287)                (262,221)
  Interest income                                    3,832                        0                    3,832
  Interest expense                                 (25,146)                 (18,716)                 (43,862)
  Income (loss) before taxes (benefit)             135,752                 (442,511)                (306,759)
  Net income (loss)                                135,752                 (442,511)                (306,759)
  Total assets                                   7,280,692                8,476,017               15,756,709

                                              Food Service          Training and
                                              Management            Conference Center               Total
                                              ----------            -----------------               -----

For the quarter ended Mar. 31, 2002:
  Food service revenue                        $  6,681,838             $    263,348            $   6,945,186
  Depreciation and amortization                     76,947                  133,880                  210,827
  Income (loss) from operations                    256,900                 (287,833)                 (30,933)
  Interest income                                    1,702                        0                    1,702
  Interest expense                                 (30,276)                 (22,812)                 (53,088)
  Income (loss) before taxes (benefit)             225,662                 (305,436)                 (79,774)
  Net income (loss)                                225,662                 (305,436)                 (79,774)
  Total assets                                   8,401,295                8,909,814               17,311,109

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 MARCH 31, 2003

  5.  BUSINESS SEGMENTS - CONTINUED

                                                        Food Service         Training and
                                                        Management           Conference Center             Total
                                                        ----------           -----------------             -----

For the nine months ended Mar. 31, 2003:
  Food service revenue                                 $ 20,168,296            $    613,058            $ 20,781,354
  Depreciation and amortization                             223,163                 392,451                 615,614
  Income (loss) from operations                             577,349              (1,175,671)               (598,322)
  Interest income                                             7,859                       0                   7,859
  Interest expense                                          (85,768)                (62,553)               (148,321)
  Income (loss) before taxes (benefit)                      487,828              (1,251,749)               (763,921)
  Net income (loss)                                         487,828              (1,251,749)               (763,921)
  Total assets                                            7,280,692               8,476,017              15,756,709

                                                        Food Service         Training and
                                                        Management           Conference Center             Total
                                                        ----------           -----------------             -----
For the nine months ended Mar. 31, 2002:
  Food service revenue                                 $ 21,590,221            $    649,006            $ 22,239,227
  Depreciation and amortization                             246,126                 387,095                 633,221
  Income (loss) from operations                             862,719                (928,180)                (65,459)
  Interest income                                             7,165                       0                   7,165
  Interest expense                                         (116,055)                (97,314)               (213,369)
  Income (loss) before taxes (benefit)                      745,837              (1,037,174)               (291,337)
  Net income (loss)                                         745,837              (1,037,174)               (291,337)
  Total assets                                            8,401,295               8,909,814              17,311,109

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 MARCH 31, 2003

6.      STOCK-BASED COMPENSATION

        The Company  accounts for stock options  under SFAS No. 123,  ACCOUNTING
        FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148, which contains a fair  value-based  method for valuing  stock-based  compensation  that entities may use,  which  measures  compensation  cost at the grant date based on the fair value of the award.  Compensation  is then  recognized
        over  the  service   period,   which  is  usually  the  vesting  period.
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

                                                    Three months ended                   Nine months ended
                                                        March 31,                            March 31,
                                                     2003           2002                2003              2002
                                                     ----           ----                ----              ----

            Net loss:
                   As reported                     ($306,759)    ($79,774)           ($763,921)         ($291,337)
                   Pro forma                       ($306,759)    ($79,774)           ($763,921)         ($291,337)

            Diluted loss per share:
                   As reported                      $ (.11)       $ (.03)            $ (.27)            $ (.10)
                   Pro forma                        $ (.11)       $ (.03)            $ (.27)            $ (.10)

            The Company has not granted stock options since June 1998.

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

RESULTS OF OPERATIONS

            Revenues  for the quarter  ended March 31, 2003 were  $6,358,301,  a decrease  of  $586,885  or 8.5%  compared  to  revenues  of  $6,945,186  for the corresponding  quarter last year. Revenues for the nine month period ended March
31, 2003 were  $20,781,354,  a decrease of  $1,457,873  or 6.6%  compared to the corresponding  period in 2002.  This decrease is primarily due to the net impact of revenues from lost contracts versus revenues from new contracts.

            Costs  of  operations  for  the  current  quarter  were  $5,261,111, compared  to  $5,475,462  for similar  expenses in the same period last year,  a decrease of $214,351 or 3.9%.  For the nine month  period  ended March 31, 2003, cost of operations were $17,153,764, compared to $17,588,109 for the same period last year, a decrease of $404,345 or 2.3% compared to the  corresponding  period in 2002.  This decrease in cost of services is due to lower revenues  during the period partially offset by inflationary  price, wage and expense increases along with payroll and related costs for new contracts.

            Gross Profit for the quarter was $1,097,190, compared to $1,469,724, a decrease of $372,534 or 25.3%. For the nine month period ended March 31, 2003, gross profit was $3,627,590 versus $4,681,118 a decrease of $1,053,528 or 22.5%.
These decreases are due to both lower revenues during the period and a change in the nature of client contracts.

            General and administrative  expenses for the quarter were $1,071,604 or 16.9% of  revenue,  compared to  $1,064,830  or 15.3% of revenue for the same quarter last year, an increase of $6,774.  For the nine month period ended March
31,  2003  general  and  administrative  expenses  were  $3,332,037  compared to
$3,438,356 for the corresponding  period last year, a decrease of $106,319.  The decrease for the nine month period  versus the prior year is due to certain cost cutting measures implemented by the Company.

            Provision for doubtful accounts for the quarter was $85,999 compared to $225,000 for the  corresponding  quarter last year. For the nine month period ended March 31, 2003  provision for doubtful  accounts was $278,261  compared to
$675,000 for the same period last year. The aforementioned  decreases are due to increased  collection  activities,  which led to overall  declines  in  accounts receivables  in  each  of the  current  year's  quarters.  Additionally,  a cash recovery of $141,738 of accounts receivable previously reserved as uncollectible was utilized to increase  the  allowance  for  doubtful  accounts in the current year. Lower sales volume also contributed to the aforementioned decreases.

            Interest expense for the quarter totaled $43,862 compared to $53,088 for the same period last year.  For the nine month  period ended March 31, 2003, interest  expense was $148,321 versus $213,369 for the  corresponding  period in
2002.  The  decrease  in  interest  expense  is a  result  of the  repayment  of borrowings as well as a reduction in interest rates.

            For the  reasons  stated  above net loss after taxes for the quarter ended March 31, 2003 was ($306,759)  compared to ($79,774) for the corresponding quarter last year. Net loss per share for the current quarter was $0.11 compared to net loss per share of $0.03 for the corresponding quarter last year.

            Net loss for the nine month period was ($763,921)  versus ($291,337)
for the  corresponding  period last year.  Net loss per share for the nine month period was ($0.27) compared to net loss per share of ($0.10) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2003, the Company had working capital of $713,920.

            OPERATING ACTIVITIES. Cash provided by operations for the nine month period  ended March 31,  2003 was  $631,198  compared  to $673,049  for the nine months ended March 31, 2002. The current  period's  activity is primarily due to increased collections of accounts receivable.

            INVESTING ACTIVITIES.  Investing activities provided $15,776 in cash in the current  period  compared to $366,213 in cash consumed in the same period last year.

            FINANCING  ACTIVITIES.  Current period financing activities consumed
$421,015 in cash  compared to $134,057 in the same period last year.  The change is attributable  to $1,520,915 of debt  repayments  offset by $1,099,900 of debt proceeds.  Long-Term  Note  Payable  declined  by  $730,146  from June 30,  2002 primarily due to a reclassification to Accounts Payable.

            CAPITAL  RESOURCES.  The Company has certain credit  facilities with its bank  including  a  revolving  credit of  $4,000,000.  At March 31, 2003 the
Company had  $1,494,079  available  under its  revolving  credit  facility.  The
Company issued two series of Industrial Bonds totaling $3,560,548 in December of
1996. The outstanding  balance on the bonds was $2,810,000 as of March 31, 2003.
The Company is current with all its obligations to its bank and on its bonds and is in compliance  with their  financial  covenants  except  covenants which were specifically  waived  by  the  bank.  Additionally,  the  maturity  date  of the revolving credit facility was extended from March 31, 2004 to December 31, 2004.

                                                                    Payment Due By Period
                                        =======================================================================
                                                        Less
             Contractual                  Total        than 1          1-3           4-5            After 5
             Obligations                 ------        year           years         years            years
             -----------                               ------         ------        -----           -------
        Long-Term Debt  *               5,398,906      191,813        2,677,093     315,000        2,215,000
        Operating Leases                 15,971        15,971             0            0               0
        Total Contractual Cash
        Obligations                     5,414,877      207,784        2,677,093     315,000        2,215,000

o    Long-Term Debt includes a $2,505,922  outstanding  balance on the revolving line of credit,  leaving  $1,494,079  available  for  borrowings  under the
     $4,000,000 revolving line of credit.

                                                                  Amount of Commitment Expiration
                                                                           Per Period
                                        ==================================================================
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

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings                                           None

Item 2      Changes in Securities                                       None

Item 3      Defaults Upon Senior Securities                             None

Item 4      Submission of Matters to a Vote of Security Holders         None

Item 5      Other Information

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

Date:  May 20, 2003

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

          Date: May 20, 2003                           /s/ Joseph Roberts
               ---------------------------             -------------------------
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

          Date: May 20, 2003                        /s/ William Sturgis
               ------------------------------       --------------------------
                                                    William Sturgis
                                                    Principal Financial Manager

