Form 10-K
period 2003-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2003-10-23
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       (Fee required)
       For Fiscal year ended June 30, 2003
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                  For the transition period from _____ to _____

                         Commission file Number 0-19824

                      NUTRITION MANAGEMENT SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           23-2095332
        -------------                                          -------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                               Identification No.)

 725 Kimberton Road, Kimberton, Pennsylvania 19442
 -------------------------------------------------
 (Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code:  610-935-2050
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange Title of Each Class on Which Registered
-------------------------------------------------------------

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

YES      X           NO
   -----------         --------------

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's  knowledge,  in definitive  proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [x]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in exchange act Rule 12b-2).

YES                  NO         X
   -----------         --------------

The aggregate  market value of voting stock (Class A Common Stock, no par value)
held  by  non-affiliates  of  the  Registrant  as  of  September  30,  2003  was
approximately $186,887.

Indicate the number of shares  outstanding of each of the Registrants's  classes of common stock, as of the latest practicable date: At September 23, 2003, there was outstanding 2,747,000 share of the Registrant's Class A Common Stock, no par value,  and 100,000  shares of the  Registrant's  Class B Common  Stock,  no par value.

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

On May 31, 1994, the Company purchased  twenty-two (22) acres of land containing a  40,000  square  foot  building  formerly  used as a  restaurant  and  banquet facility.  The  Company  has  recently  renovated  the  property  to  serve as a comprehensive training facility for Company employees. In addition, the facility will serve as a showroom for  prospective  customers who will be able to observe the  Company's  programs  for nursing and  retirement  home dining and  hospital
cafeteria  operations.   In  September  1997,  the  Company  opened  the  retail
restaurant  portion of the  Collegeville  Inn Conference & Training  Center.  In
connection  therewith,   the  Company  expended  approximately   $6,000,000  for
renovation work. The Company opened the banquet and training division during its second  quarter of fiscal year 1998.  The remaining  division of the project was available for operations in the third quarter of fiscal 2000.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note N on page F-19 of the Consolidated Financial Statements.

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

SERVICE AGREEMENTS

The Company provides its services under several different financial arrangements including  a fee basis and  profit  and loss  basis.  As of June 30,  2003,  the
Company provided services under various service agreements at 63 facilities.  At certain of these  facilities,  the  Company  has  contracts  to provide  vending services and  housekeeping  services in addition to the contract to provide food services.  Most of these  contracts  have one year  terms and are  automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

In consideration  for providing its services,  the Company expects to be paid by its clients in accordance  with the credit terms agreed upon which range from 30 days to 90 days.

MAJOR CUSTOMER

The  Company  had sales to one  customer,  Hebrew  Hospital  Home,  representing approximately  26% and 15% of total revenues for the fiscal years ended June 30,
2003 and 2002,  respectively.  The loss of this  customer  could have a material adverse effect on the Company's  future  results of operations.  The Company had sales to a different  customer,  Harborside,  representing  approximately 25% of total revenues for the fiscal year ended June 30, 2001. The Company is currently involved  in  a  legal  proceeding  with  this  client.  See  "Item  3  -  Legal
Proceedings".

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

EMPLOYEES

At June 30, 2003, the Company employed a total of  approximately  378 employees.
Approximately  187 of those  employees serve in various  executive,  management, administrative,  quality  assurance  and sales  capacities.  The  remaining  191 employees are primarily dietary and housekeeping  workers. A small percentage of the  Company's  dietary and  housekeeping  workers  were  covered by  collective bargaining agreements. The Company considers relationships with its employees to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable.

ITEM 2 - PROPERTIES

The  Company  leases  its  corporate  offices,  located at 725  Kimberton  Road,
Kimberton,  PA 19442,  which consists of approximately  8,500 square feet from a corporation controlled by a related party. The initial term of the lease expired on June 30,  2003 and will  continue  on a month to month  lease  based on terms generally similar to those prevailing to unrelated  parties.  The Company leases an apartment  from a corporation  controlled  by a related party to  accommodate visiting clients and employees.

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

ITEM 3 - LEGAL PROCEEDINGS

On February  7, 2001,  the Company  filed a suit  against a major  client in the
Court of Common Pleas in Chester  County,  PA. This suit has  subsequently  been removed  to the  United  States  District  Court  for the  Eastern  District  of
Pennsylvania.  In the lawsuit,  the Company has made various  claims,  including among others a claim that the client failed to pay approximately $2.1 million in invoiced amounts, a claim that the client failed to pay approximately $1 million in other  amounts  owing,  a claim  for  reimbursement  for start up costs in an
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
Although  it is not  possible  to predict  with  certainty  the outcome of these unresolved legal actions or the range of possible loss or recovery,  the Company believes these  unresolved  legal actions will not have a material effect on its financial position or results of operations.

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

PART II
ITEM 5 - MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's Class A Common Stock no par value, (the "Class A Common Stock") is traded on the OTC  Bulletin  Board  (Ticker  Symbol -  NMSCA.OB)  and is a penny stock.  Securities and Exchange Commission  regulations generally define a penny stock to be an equity  security  that is not  listed  on  NASDAQ  or a  national securities  exchange  and that has a market  price of less than $5.00 per share, subject to certain  exceptions.  The  regulations of the Securities and Exchange
Commission  require  broker-dealers  to deliver to a purchaser of the  Company's
Class A Common Stock a disclosure schedule explaining the penny stock market and the risks  associated  with it.  Various sales  practice  requirements  are also
imposed  on  broker-dealers   who  sell  penny  stocks  to  persons  other  than
established  customers and accredited  investors  (generally  institutions).  In addition,  broker-dealers  must provide the customer  with current bid and offer quotations for the penny stock,  the compensation of the  broker-dealer  and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.

The following  table shows the range of high and low bid  quotations as reported by OTC Bulletin  Board for the quarters  ending during the last two fiscal years for the Class A Common Stock:

             Fiscal 2004                   High               Low
             -----------                   ----               ---
             First Quarter                 $ 0.39             $ 0.20

             Fiscal 2003                   High               Low
             -----------                   ----               ---
             First Quarter                 $ 0.35             $ 0.21
             Second Quarter                  0.39               0.20
             Third Quarter                   0.20               0.20
             Fourth Quarter                  0.30               0.20

             Fiscal 2002                    High              Low
             -----------                    ----              ---
             First Quarter                 $ 0.40             $ 0.26
             Second Quarter                  0.33               0.20
             Third Quarter                   0.30               0.21
             Fourth Quarter                  0.35               0.21

The  prices   presented  are  bid  prices,   which   represent   prices  between
broker-dealers  and  do  not  include  retail  mark-ups  and  mark-downs  or any commission  to the  broker-dealer.  The above  prices do not  reflect  prices in actual transactions.

HOLDERS

As of September 15, 2003,  there were  approximately 43 holders of record of the
Class A Common Stock.

DIVIDENDS

The Company has not paid any  dividends on its Class A or Class B Common  Stock.
It is not expected  that the Company will pay any  dividends in the  foreseeable future.  The  Company's  credit  facilities  prohibit  it from  paying  any cash dividends.

ITEM 6 - SELECTED FINANCIAL DATA

The  selected  historical  financial  data  presented  below  should  be read in conjunction  with,  and is  qualified  in its  entirety  by  reference  to,  the
Consolidated Financial Statements and the notes thereto.

                                                           Years ended June 30
                                                           -------------------

                                2003            2002             2001           2000           1999
                                ----            ----             ----           ----           ----

Revenue                    $ 27,306,030    $ 29,906,631    $ 40,870,720    $ 42,613,918    $ 38,773,935
Gross profit                  4,621,590       6,223,884       7,621,056       8,588,173       7,616,254
(Loss) Income from
Operations                   (1,099,435)        (86,087)        138,720         810,718         216,241
Other income
(expense)                      (217,393)       (290,616)       (462,885)       (467,238)       (342,314)

Net (loss) income              (819,441)       (286,724)       (315,952)        163,018        (163,227)

Per share of common stock (basic and diluted):

Net (loss) income          $      (0.29)   $      (0.10)   $      (0.11)   $       0.06    $      (0.06)
                           =============================================================================

Weighted average
common shares

outstanding                   2,847,000       2,847,000       2,847,000       2,859,959       2,845,845
                           =============================================================================

                                                           As of June 30
                                                           -------------

                                2003           2002             2001             2000           1999
                                ----           ----             ----             ----           ----

Working capital            $  1,726,474    $  2,923,149    $  2,875,949    $  4,554,099    $  3,004,382
Total Assets                 15,142,714      17,352,016      18,504,547      20,166,854      20,770,376

Long-term debt                5,339,343       6,273,998       6,453,248       8,002,784       7,185,000

Stockholders' equity          5,480,117       6,299,558       6,586,282       6,902,234       6,739,216

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements within the meaning of
Section 27A of the  Securities  Act of 1993, as amended,  and Section 21E of the
Securities Exchange Act of 1934 as amended,  which are intended to be covered by the safe  harbors  created  thereby.  Although  the  Company  believes  that the assumptions  underlying  the  forward-looking  statements  contained  herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the  forward-looking  statements included in this Form 10-K will prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the forward-looking  statements  include,  but are not limited to, expenditures relating to the renovation work at the Collegeville
Inn  Conference & Training  Center and the outcome of the  Company's  litigation
discussed  under  Item  3--Legal  Proceedings.   In  light  of  the  significant
uncertainties  inherent in the  forward-looking  statements included herein, the inclusion of such information  should not be regarded as a representation by the
Company or any other person that the objectives and plans of the Company will be achieved.

RESULT OF  OPERATIONS  YEAR ENDED JUNE 30, 2003  COMPARED TO YEAR ENDED JUNE 30,
2002

Revenues for the year ended June 30, 2003 ("fiscal  2003")  decreased by 8.7% to
$27,306,030 compared to revenues of $29,906,631 for the year ended June 30, 2002
("fiscal  2002").  This  decrease is primarily due to the net impact of revenues from lost contracts versus revenues from new contracts.

Cost of operations  for fiscal 2003 was  $22,684,440  compared to $23,682,747 in fiscal  2002,  a  decrease  of  $998,307  or  4.2%.  This  decrease  in costs of operations  is due to lower  revenues  during  the  period  partially  offset by inflationary  price,  wage and expense  increases along with payroll and related costs for new contracts.

Gross  Profit for fiscal 2003 was  $4,621,590  or 16.9% of revenue,  compared to
$6,223,884 or 20.8% of revenue, a decrease of $1,602,294 or 25.7%. The decrease in gross profit as a percentage  of revenue is mainly  attributed to a change in the terms of certain  client  contracts,  which  have  resulted  in lower  gross margins.

General and administrative  expenses for fiscal 2003 were $4,556,706 or 16.7% of revenue,  compared to $4,562,244 or 15.2% of revenue for fiscal 2002, a decrease of $5,538.  The  percentage  increase is due to higher  fixed  costs  within the general  and  administrative  expenses  compared  to lower  sales.  General  and administrative  expenses for fiscal 2003 include  $138,605 of development  costs related to the Company's cook-chill food preparation technology.

Depreciation and amortization for fiscal 2003 was $775,057, compared to $847,727 for fiscal  2002.  This  decrease was due  primarily to the end of  amortization expense for investment in contracts.

Provision  for  doubtful  accounts  for fiscal  2003 was  $389,262  compared  to
$900,000 for fiscal 2002.  The decrease is due to increased  collection  efforts and an increased  effort by management to attract a credit worthy customer base.
Additionally,  bad debt  expense was  reduced as a result of a cash  recovery of approximately  $142,000  relating  to accounts  receivable  written off prior to fiscal 2003.

Loss from  operations  for fiscal  2003 was ($  1,099,435)  or (4.0%) of revenue compared  to  ($86,087)  or (.3%) of revenue  for fiscal  2002,  an  increase of
$1,013,348.  This increase is due to lower revenues as well as increased general and administrative expenses some of which are fixed.

Interest  expense  for fiscal 2003 was  $211,953 or .8% of revenue,  compared to
$261,037 or .9% of revenue for fiscal 2002.  This decrease is primarily due to a reduction of long term debt.

For the reasons stated above,  loss before income taxes for fiscal year 2003 was
$(1,316,828)  or (4.8)% of  revenue  compared  to loss  before  income  taxes of
$(376,703) or (1.3) % of revenue for fiscal 2002.

Net loss for fiscal 2003 was  $(819,441)  or $(0.29)  per share  compared to net loss of $(286,724) or $(0.10) per share for fiscal 2002.

RESULT OF  OPERATIONS  YEAR ENDED JUNE 30, 2002  COMPARED TO YEAR ENDED JUNE 30,
2001

Revenues  for the year ended June 30,  2002 fiscal  2002  decreased  by 26.8% to
$29,906,631 compared to revenues of $40,870,720 for the year ended June 30, 2001 fiscal 2001.  The Company  recorded  revenue of  $9,888,568  from a major client during  fiscal 2001.  The Company  recorded no revenue  from this client  during fiscal  2002 due to the  termination  of the  Company's  relationship  with this client. See Item 3--Legal Proceedings.

Cost of operations  for fiscal 2002 was  $23,682,747  compared to $33,249,664 in fiscal  2001,  a decrease  of  $9,566,917  or 28.8%.  This  decrease in costs of operations  is due to lower  revenues  during  the  period,  as a result  of the termination of a major client contract.

Gross  Profit for fiscal 2002 was  $6,223,884  or 20.8% of revenue,  compared to
$7,621,056 or 18.6% of revenue,  a decrease of $1,397,170 or 18.3%. The Company recorded  revenue of  $9,888,568  from a major client  during  fiscal 2001.  The

Company  recorded  no revenue  from this  client  during  fiscal 2002 due to the termination of the Company's  relationship  with this client.  See Item 3--Legal
Proceedings. The increase in gross profit as a percentage of revenue is due to a change in the terms of client contracts.

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

(Loss)  income  from  operations  for  fiscal  2002 was ($  86,087) or (0.3%) of revenue  compared to $138,720 or .3% of revenue for fiscal  2001,  a decrease of
$224,805.  This  decrease  is due to an  increase  in  amortization  expense and provision for doubtful accounts as well as a decrease in gross profit and offset by a decrease in general and administrative expenses.

Interest  expense  for fiscal 2002 was  $261,037 or .9% of revenue,  compared to
$486,512 or 1.2% of revenue for fiscal 2001. This decrease is primarily due to a reduction in interest rates (5.3% average rate in fiscal 2002, 7.7% average rate in fiscal 2001), as well as a reduction of long term debt.

For the reasons stated above,  loss before income taxes for fiscal year 2002 was
$(376,703)  or  (1.3)%  of  revenue  compared  to loss  before  income  taxes of
$(324,165) or (0.8) % of revenue for fiscal 2001.

Net loss for fiscal 2002 was  $(286,724)  or $(0.10)  per share  compared to net loss of $(315,952) or $(0.11) per share for fiscal 2001, an increase of 9%.

LIQUIDITY AND CAPITAL RESOURCES

Our  requirement  for capital is to fund (i) sales growth and (ii) financing for acquisitions. Our primary source of financing during 2003 and 2002 was cash flow from operations. At June 30, 2003, the Company had working capital of $1,726,474 as compared to $2,923,148 at June 30, 2002.  This decrease in working capital is primarily attributable to operating losses sustained in the current fiscal year.
The Company's cash and cash equivalents  increased by $767,202 to $1,360,512 due to an increase in emphasis on collection activities. Cash provided by operations for fiscal 2003 was $1,444,749,  compared to $753,892 provided by operations for fiscal  2002  primarily  due to an  increase  in cash  collections  of  accounts receivable.

Investing  activities  provided  $13,407 in cash during  fiscal 2003 compared to
$438,201  consumed  during  fiscal 2002.  Investing  activities  for fiscal 2003 include  capital  expenditures  in the amount of $74,800.  During  fiscal  2003, financing  activities  consumed $690,954 in cash,  compared to $174,256 consumed during fiscal 2002. The increase is attributable  to an overall  increase in net debt repayments for the fiscal year ended June 30, 2003 compared to fiscal 2002.

The Company has certain  credit  facilities  with its bank including a revolving credit of $4,000,000.  At June 30, 2003,  the Company had  $1,494,108  available under its revolving  credit.  In March 2003, the Loan Facility was extended from
March 31, 2004 to December 31, 2004. The Company issued two series of Industrial
Bonds totaling  $3,560,548 in December of 1996. The  outstanding  balance on the bonds was  $2,810,000 as of June 30, 2003.  The Loan Facility  contains  certain covenants that include  maintenance of certain financial ratios,  maintenance of minimum levels of working capital as well as affirmative and negative covenants.
At June 30, 2003, the Company was not in compliance with the covenants  required under the credit  facility  agreement.  On October 20, 2003, the Company entered into an amended credit agreement whereby the non-compliance at June 30, 2003 was waived and new financial  covenants were negotiated  through June 30, 2004. As a
condition  of  obtaining  said  waivers  and   amendments,   the  Loan  Facility
availability was reduced from $4,000,000 to $3,500,000  million and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolver note.

                                                                       Payment Due By Period
                                             =================================================================
                                                              Less
     Contractual                               Total         than 1        2-3            4-5         After 5
     Obligations                                             year        years          years         years
                                             =========     =========     =========     =========     =========
Long-Term Debt*                              5,381,704       196,813     2,804,891       335,000     2,045,000
                                             =========     =========     =========     =========     =========
Operating Leases                                60,384        18,580        37,159         4,645             0
                                             =========     =========     =========     =========     =========
Total Contractual Cash Obligations
                                             5,442,088       215,393     2,842,050       339,645     2,045,000
                                             =========     =========     =========     =========     =========

*    Long-Term  Debt includes  $2,505,922  outstanding  on the revolving line of credit, leaving $1,494,078 available under the $4,000,000 revolving line of credit.

                                                                       Amount of Commitment Expiration
                                                                               Per Period
                                                           ==========================================================
  Other Commercial                        Total Amounts    Less than       1-3          4-5             Over 5
     Commitments                           Committed        1 year        years        years            years
                        =============================================================================================
Lines of Credit                            4,000,000             0     4,000,000             0           0
                        =============================================================================================

Standby Letter of                          3,065,000            0      3,065,000             0           0
Credit
                        =============================================================================================
Total Commercial
 Commitments
                                           7,065,000             0     7,065,000             0           0
                        =============================================================================================

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash and  available  credit  resources  will be  adequate to make the repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the 12 months ending June 2004. In addition, the Company anticipates the sale of certain land  adjacent to its  Collegeville  facility  that it believes will net cash proceeds of not less than $2,000,000 during the fiscal year ending June 30,
2004.

In an effort to extend our current  bank debt,  we may seek to access the public equity  market  whenever  conditions  are  favorable,  even if we do not have an immediate need for additional  capital at that time. Any additional  funding may result in significant dilution and could involve the issuance of securities with rights,  which are senior to those of  existing  stockholders.  We may also need additional  funding  earlier than  anticipated,  and our cash  requirements,  in general, may vary materially from those now planned, for reasons including,  but not limited to,  competitive  advances and higher than anticipated  expenses and lower than anticipated revenues from operations.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial  Accounting Standards Board ("FASB") issued Statement
No. 150  ("SFAS  150"),  "Accounting  for  Certain  Financial  Instruments  with
Characteristics  of  both  Liabilities  and  Equity".  SFAS  150  clarifies  the accounting for certain  financial  instruments  that,  under previous  guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified  as  liabilities  in statements  of financial  position.  SFAS 150 is effective for all financial  instruments  entered into or modified after May 31,
2003,  and otherwise is effective at the  beginning of the first interim  period beginning after June 15, 2003. This statement is not expected to have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on
Derivative  Instruments and Hedging  Activities"  ("SFAS 149").  SFAS 149 amends
SFAS No. 133, "Accounting for Derivative  Instruments and Hedging Activities" to
clarify the financial  accounting and reporting for derivative  instruments  and hedging  activities.  SFAS 149 is intended  to improve  financial  reporting  by requiring  comparable  accounting  methods  for similar  contracts.  SFAS 149 is effective  for contracts  entered into or modified  subsequent to June 30, 2003.

The requirements of SFAS 149 do not affect the Company's current  accounting for derivative instruments or hedging activities; therefore, it has no effect on the
Company's financial condition or results of operations.

In January  2003 the FASB issued FIN 46,  "Consolidation  of  Variable  Interest
Entities" ("FIN 46"). This  interpretation  of Accounting  Research Bulletin No.
51, "Consolidated  Financial  Statements,"  addresses  consolidation by business enterprises of certain variable  interest  entities where there is a controlling financial  interest in a variable interest entity or where the variable interest does not have  sufficient  equity  at risk to  finance  its  activities  without
additional   subordinated   financial   support   from   other   parities.   The
interpretation  applies  in the first  year or interim  period  beginning  after
January 31, 2003 and applies in the first year or interim period beginning after
December  15, 2003 to variable  interest  entities in which  enterprise  holds a variable  interest that it acquired  before  February 1, 2003.  The Company will apply the  consolidation  requirement of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based
Compensation-Transaction  and  Disclosure,  an amendment of FASB  Statement 123"
("SFAS  148").  SFAS  148  amends  FASB  Statement  No.  123,   "Accounting  for
Stock-Based  Compensation"  ("SFAS  123"),  to  provide  alternative  methods of transition for an entity that voluntarily changes to the fair value based method of  accounting  for  stock-based  employee  compensation.  It  also  amends  the disclosure  provisions of SFAS 123, to require  prominent  disclosure  about the effects on reported net income of an entity's  accounting  policy decisions with
respect  to  stock-based  employee   compensation.   Finally,  SFAS  148  amends
Accounting  Principles  Board Opinion No. 28, Interim  Financial  Reporting,  to
require  disclosure about those effects in interim financial  information.  SFAS
148 is effective for financial statements for fiscal years ending after December
15, 2002.  The Company  expects to continue to utilize the  intrinsic  valuation method for recoding employee stock based compensation.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees,  Including  Indirect  Guarantees of Indebtedness of
Others" ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee,  a liability for the fair value of the obligation  undertaken in issuing  the  guarantee  of  indemnification.  FIN 45 also  requires  additional disclosure by a guarantor in its interim and annual  financial  statements about its  obligations  under certain  guarantees  and  indemnifications.  The initial recognition and  measurement  provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure  requirements  of FIN
45 are effective for financial  statements of interim or annual  periods  ending after December 15, 2002. The Company  adopted the  recognition  and  measurement provisions of FIN 45 prospectively to guarantees issued or modified after

December  31, 2002,  and the  adoption  did not have an impact on the  Company's financial position or results of operations.

On July  30,  2002,  the  FASB  issued  Statement  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs  associated  with exit or disposal  activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS 146 is to be applied  prospectively  to exit or disposal  activities initiated after December 31, 2002. The adoption of SFAS 146 has had no affect on the Company's financial position of results or operation.

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

REVENUE RECOGNITION

Revenue  is  generated  primarily  from  fees for food  service  management  and facilities  management at  continuing  care and health care  facilities  and the
Collegeville Inn restaurant.  Revenue is recognized when services are performed.
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

IMPAIRMENT OF DISPOSAL OF LONG LIVED ASSETS

The carrying  value of property,  plant,  and equipment is evaluated  based upon current and  anticipated  undiscounted  operating cash flows before debt service charges.  An impairment is  recognized  when it is probable that such  estimated future  cash  flows  will  be  less  than  the  carrying  value  of the  assets.
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value,  which is estimated  based on anticipated undiscounted operating cash flows before debt service charges.

INCOME TAX ACCOUNTING

The  Company  determines  its  provision  for income  taxes  using the asset and liability  method.  Under this method,  deferred tax assets and  liabilities are recognized  for the future tax  effects of  temporary  differences  of  existing assets and  liabilities and their  respective tax bases.  Future tax benefits of tax loss and credit  carryforwards  also are  recognized as deferred tax assets.
Deferred  tax assets  are  reduced by a  valuation  allowance  to the extent the
Company  concludes  there  is  uncertainty  as to  their  ultimate  realization.
Deferred  tax assets and  liabilities  are measured  using  enacted tax rates in effect for the year in which  those  temporary  differences  are  expected to be recovered or settled.  The effect on deferred  taxes of a change in tax rates is recognized in income in the period that the change is enacted.

EMPLOYMENT CONTRACTS

For the fiscal  year ended June 30,  2003,  the  Company  paid a base  salary of
$327,212 and $228,899 to Joseph Roberts,  Chairman and Chief  Executive  Officer
and Kathleen Hill, Chief Operating Officer,  respectively. The Company currently has no employment  contracts  with either of such  individuals  and all previous employment contracts with such individuals  expired. The Compensation  Committee of the Board of Directors is currently  engaged in discussions  with Mr. Roberts and Ms. Hill with respect to their  compensation for the Fiscal Year ending June
30, 2004.

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

ITEM 9 - CHANGES AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

On March 28, 2003,  the  Company,  upon the  recommendation  and approval of its
Audit  Committee,  dismissed  Grant  Thorton  LLP  ("Grant")  as  the  Company's
principal  independent  public  accountant.  On September  2, 2003,  the Company engaged BDO Seidman,  LLP ("BDO  Seidman") to serve as the  Company's  principal independent public accountant,  effective  immediately.  The decision to dismiss
Grant was recommended by the Audit Committee of the Company's Board of Directors
and approved by the Company's Board of Directors.

In  connection  with the audits for the two most recent  fiscal years ended June
30, 2002 and 2001 and the subsequent  interim period through  September 2, 2003, there  were no  disagreements  between  the  Company  and Grant on any matter of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure  which, if not resolved to the  satisfaction of Grant,  would have caused Grant to make reference to the subject matter of such  disagreements
in  connection  with  its  reports  on  the  Company's   consolidated  financial
statements for such years.  During the fiscal years ended June 30, 2002 and 2001 and the  subsequent  interim  period  through  September 2, 2003,  there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of Grant on the consolidated financial statements of the Company, as of and for the fiscal  years ended June 30,  2002 and 2001,  did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The foregoing  disclosures  were previously  reported in Item 4 of the Company's
Current  Report on Form 8-K filed with the SEC on September 2, 2003. The Company provided Grant with a copy of the foregoing disclosures and requested that Grant furnish the Company  with a letter  addressed  to the SEC stating that it agreed with such statements.  A copy of such letter, dated September 5, 2003, was filed as Exhibit 16.1 to Form 8-K, dated September 5, 2003.

During the fiscal  years ended June 30, 2002 and 2001 and through  September  2,
2003,  neither  the  Company  nor  someone on its behalf  consulted  BDO Seidman
regarding  (i)  the   application  of  accounting   principles  to  a  specified
transaction,  either completed or proposed,  (ii) the type of audit opinion that might be  rendered on the  Company's  financial  statements,  or (iii) any other matters or reportable  events as set forth in Items  304(a)(1)(iv) and (a)(1)(v)
of Regulation S-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of Shareholders  under the caption  "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of Shareholders  under the caption  "Executive  Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2003 Annual Meeting of Shareholders  under the caption "Security  Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This  information  will be contained in the Proxy  Statements of the Company for the 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

Our management,  including our chief executive  officer and principal  financial manager,  have carried out an evaluation of the  effectiveness of our disclosure controls  and  procedures  as of June 30,  2003,  pursuant to Exchange Act Rules
13a-15(e) and 15(d)-15(e). Based up that evaluation, our chief executive officer and  principal  financial  manager  have  concluded  that as of such  date,  our disclosure  controls and  procedures  in place are  adequate to ensure  material information  and  other  information  requiring  disclosure  is  identified  and communicated  on a timely  basis.  There  have been no  significant  changes  in internal  controls or in other  factors  that could  significantly  affect these controls  subsequent to the date of our  evaluation,  including  any  corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. Consolidated Financial Statements

        Reports of Independent Certified Public Accountants              F-2

        Consolidated Balance Sheets as of
               June 30, 2003 and 2002                                    F-4

        Consolidated  Statements  of  Operations for the
               Years Ended June 30, 2003, 2002 and 2001                  F-5

        Consolidated Statements of Stockholders' Equity for the
               Years Ended June 30, 2003, 2002 and 2001                  F-6

       Consolidated Statements of Cash Flows for the
               Years Ended June 30, 2003, 2002 and 2001                  F-7

       Notes to Consolidated Financial Statements                        F-8
                                                                          to
                                                                        F-20

       Schedule of Valuation Accounts                                   F-22

(B)  Reports on Form 8-K

     On  September  9,  2003,  the  Company  filed a current  report on Form 8-K relating  to a change in  auditors.  BDO  Seidman,  LLP was  engaged as the independent public accountants replacing Grant Thornton, LLP.

(C)  Exhibits

     The following  Exhibits are filed as part of this report (references are to
     Reg. S-K Exhibit Numbers):

     3.1   Amended  and  Restated   Certificate  of   Incorporation  of  Company
           (Incorporated by reference to Exhibit 3-1 of the Company's  Statement on Form S-1 (File No. 33-4281) (the "S-1").

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

     21    Subsidiaries of the Company

     31.1  Section 302 Certification of Principal Executive Officer

     31.2  Section 302 Certification of Principal Financial Manager

     32.1  Section 906 Certification of Chief Executive Officer

     32.2  Section 906 Certification of Principal Financial Manager. The Company
           does not have a Chief Financial Officer.

                                   SIGNATURES
                                   ----------

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrition Management Services Company
(Registrant)
/s/ Joseph V. Roberts
-------------------------------------------------
Joseph V. Roberts, Chief Executive  Officer
and Director

Date: October 20, 2003

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report has been signed by the following  persons on behalf of the registrant and in the capacities indicated as of September 29, 2003.

/s/ Joseph V. Roberts                        /s/ Kathleen A. Hill
--------------------------                 -----------------------------------
Joseph V. Roberts, Chief                   Kathleen A. Hill, President and
Executive Officer and Director                               Director
(Principal Financial Officer)

--------------------------                 -----------------------------------
Richard Kresky, Director                   Samuel R. Shipley,
Director

/s/ Michael M. Gosman                        /s/ Michelle L. Roberts-O'Donnell
--------------------------                 -----------------------------------
Michael M. Gosman, Director                Michelle L. Roberts-O'Donnell,
                                             Director

/s/ Jane Scaccetti
-------------------------
Jane Scaccetti, Director

Financial Statements and Report of Independent Certified Public Accountants

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
June 30, 2003 and 2002

                                TABLE OF CONTENTS

                                                                            Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F - 2

            CONSOLIDATED BALANCE SHEETS                                    F - 4

            CONSOLIDATED STATEMENTS OF OPERATIONS                          F - 5

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                 F - 6

            CONSOLIDATED STATEMENTS OF CASH FLOWS                          F - 7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F - 8

SUPPLEMENTAL INFORMATION

            SCHEDULE OF VALUATION ACCOUNTS                                F - 22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
Nutrition Management Services Company
Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balance  sheet  of  Nutrition
Management Services Company and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations,  stockholders' equity, and cash flows for
the  year  then  ended.   These  consolidated   financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards  generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable assurances about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Nutrition Management
Services  Company and  Subsidiaries  at June 30, 2003,  and the results of their operations  and their cash flows for the year then  ended,  in  conformity  with accounting principles generally accepted in the United States of America.

We have also audited the schedule of valuation accounts for Nutrition Management
Services  Corporation and its  subsidiaries for the year ended June 30, 2003. In our opinion,  this  Schedule  presents  fairly,  in all material  respects,  the information required to be set forth therein.

/s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
October 7, 2003, except for Note D,
  Which is as of October 20, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Nutrition Management Services Company
Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balance  sheet  of  Nutrition
Management  Services  Company  and  subsidiaries  as of June 30,  2002,  and the related consolidated  statements of operations,  stockholders'  equity, and cash flows  for each of the two  years in the  period  ended  June  30,  2002.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable assurances about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
Nutrition Management Services Company and subsidiaries at June 30, 2002, and the consolidated  results of their  operations  and their cash flows for each of the two years in the period  ended June 30,  2002,  in  conformity  with  accounting principles generally accepted in the United States of America.

We have also audited the schedule of valuation accounts for Nutrition Management
Services  Corporation  and its  subsidiaries  for  each of the two  years in the period ended June 30, 2002. In our opinion,  this Schedule  presents fairly,  in all material respects, the information required to be set forth therein.

/s/ Grant Thorntorn LLP
Philadelphia, Pennsylvania
September 20, 2002

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                    June 30,
                                                                                                 2003                    2002
                                                                                                ------------      ------------
Current assets
     Cash and cash equivalents                                                                  $  1,360,512      $    593,310
     Accounts receivable (net of allowance for doubtful accounts of $2,292,326
         and $1,774,753 in 2003 and 2002, respectively)                                            2,843,764         5,659,990
     Unbilled revenue                                                                                 51,147            46,505
     Deferred income taxes                                                                         1,209,454           882,487
     Inventory                                                                                       155,945           230,238
     Prepaid and other                                                                               365,558           289,079
     Income Tax Refund                                                                                63,348              --
                                                                                                ------------      ------------
              Total current assets                                                                 6,049,728         7,701,609
                                                                                                ------------      ------------
Property and equipment - net                                                                       8,103,456         8,683,712
                                                                                                ------------      ------------
Other assets
     Investment in contracts (net of accumulated amortization expense of $280,000
          and $ 120,000 in 2003 and 2002, respectively                                                  --             120,000
     Note Receivable                                                                                 136,110              --
     Advances to officers                                                                            435,283           523,490
     Deferred income taxes                                                                           212,687           103,089
     Bond issue costs (net of accumulated amortization of $95,892
         and $81,328 in 2003 and 2002, respectively)                                                 195,430           210,096
     Other assets                                                                                     10,020            10,020
                                                                                                ------------      ------------
              Total other assets                                                                     989,530           966,695
                                                                                                ------------      ------------
                                                                                                $ 15,142,714      $ 17,352,016
                                                                                                ============      ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                                          $    196,813      $    191,814
     Current portion of note payable                                                                 575,687           336,982
     Accounts payable (including a current portion of note payable
          totaling $575,687 as of June 30, 2003)                                                   2,883,496         3,474,128
     Accrued expenses                                                                                303,756           443,483
     Accrued payroll                                                                                 246,622           260,861
     Other                                                                                           116,880            71,192
                                                                                                ------------      ------------
              Total current liabilities                                                            4,323,254         4,778,460
                                                                                                ------------      ------------
Long-term liabilities
     Long-term debt - net of current portion                                                       5,184,891         5,543,852
     Long-term note payable                                                                          154,452           730,146
                                                                                                ------------      ------------
              Total long-term liabilities                                                          5,339,343         6,273,998
                                                                                                ------------      ------------

Stockholders' equity
     Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued and outstanding
     Common stock
         Class A - no par, 10,000,000 shares authorized; 3,000,000
              issued, 2,747,000 outstanding                                                        3,801,926         3,801,926
         Class B - no par, 100,000 shares authorized; 100,000 shares issued and outstanding               48                48
     Retained earnings                                                                             2,177,706         2,997,147
                                                                                                ------------      ------------
                                                                                                   5,979,680         6,799,121
     Less treasury stock - (Common - Class A: 253,000 shares - at cost )                            (499,563)         (499,563)
                                                                                                ------------      ------------
              Total stockholders' equity                                                           5,480,117         6,299,558
                                                                                                ------------      ------------
              Total liabilities and stockholders' equity                                        $ 15,142,714      $ 17,352,016
                                                                                                ============      ============
        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                              2003             2002              2001
                                                         ------------      ------------      ------------

Food service revenue                                     $ 27,306,030      $ 29,906,631      $ 40,870,720

Cost of operations
     Payroll and related expenses                          10,938,468        10,170,603        13,024,040
     Other costs of operations                             11,745,972        13,512,144        20,225,624
                                                         ------------      ------------      ------------
              Cost of operations                           22,684,440        23,682,747        33,249,664
                                                         ------------      ------------      ------------
              Gross profit                                  4,621,590         6,223,884         7,621,056
                                                         ------------      ------------      ------------

Expenses
     General and administrative expenses                    4,556,706         4,562,244         5,954,094
     Depreciation and amortization                            775,057           847,727           678,242
     Provision for doubtful accounts                          389,262           900,000           850,000
                                                         ------------      ------------      ------------
              Expenses                                      5,721,025         6,309,971         7,482,336
                                                         ------------      ------------      ------------

              (Loss) income from operations                (1,099,435)          (86,087)          138,720
                                                         ------------      ------------      ------------

Other (expense) income
     Interest expense                                        (211,953)         (261,037)         (486,512)
     Interest income                                            9,763             9,131            32,773
     Other                                                    (15,203)          (38,710)           (9,146)
                                                         ------------      ------------      ------------
              Other expense - net                            (217,393)         (290,616)         (462,885)
                                                         ------------      ------------      ------------

Loss before income taxes                                   (1,316,828)         (376,703)         (324,165)

Income tax benefit                                           (497,387)          (89,979)           (8,213)
                                                         ------------      ------------      ------------

              Net loss                                   $   (819,441)     $   (286,724)     $   (315,952)
                                                         ============      ============      ============
              Net loss per share - basic and diluted     $      (0.29)     $      (0.10)     $      (0.11)
                                                         ============      ============      ============

              Weighted average number of shares             2,847,000         2,847,000         2,847,000
                                                         ============      ============      ============

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the three years ended June 30, 2003

                                      Class A                          Class B
                                    Common stock                     Common stock
                             --------------------------       ----------------------------
                             Number                           Number
                            of shares          Amount         of shares        Amount
                            -----------     -----------     -----------     -----------

Balance - June 30, 2000       2,747,000     $ 3,801,926         100,000     $        48

Net loss                             --              --              --              --
                            -----------     -----------     -----------     -----------

Balance - June 30, 2001       2,747,000       3,801,926         100,000              48

Net loss                             --              --              --              --
                            -----------     -----------     -----------     -----------

Balance - June 30, 2002       2,747,000       3,801,926         100,000              48

Net loss                             --              --              --              --
                            -----------     -----------     -----------     -----------

Balance - June 30, 2003       2,747,000     $ 3,801,926         100,000     $        48
                            ===========     ===========     ===========     ===========

                                                          Treasury stock
                                                   -----------------------------       Total
                                  Retained         Number                          stockholders'
                                   earnings        of shares         Amount            equity
                                -----------      -----------      -----------      -----------

Balance - June 30, 2000         $ 3,599,823         (253,000)     $  (499,563)     $ 6,902,234

Net loss                           (315,952)              --               --         (315,952)
                                -----------      -----------      -----------      -----------

Balance - June 30, 2001           3,283,871         (253,000)        (499,563)       6,586,282

Net loss                           (286,724)              --               --         (286,724)
                                -----------      -----------      -----------      -----------

Balance - June 30, 2002           2,997,147         (253,000)        (499,563)       6,299,558

Net loss                           (819,441)              --               --         (819,441)
                                -----------      -----------      -----------      -----------

Balance - June 30, 2003         $ 2,177,706         (253,000)     $  (499,563)     $ 5,480,117
                                ===========      ===========      ===========      ===========

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                          2003            2002            2001
                                                                      -----------      -----------      -----------

Operating activities
     Net loss                                                         $  (819,441)     $  (286,724)     $  (315,952)
     Adjustments to reconcile net (loss) income to net cash
              provided by operating activities
         Depreciation and amortization                                    775,057          847,727          678,242
         Amortization of bond costs                                        14,666           14,567           14,566
         Provision for bad debts                                          389,262          900,000          850,000
         Amortization of deferred gain                                       --                (50)         (26,364)
         (Benefit) for deferred taxes                                    (436,565)        (156,690)         (52,361)
     Changes in assets and liabilities
         Accounts receivable                                            2,290,854         (135,361)        (717,360)
         Unbilled revenue                                                  (4,642)         131,462          417,261
         Inventory                                                         74,293            2,631           (5,490)
         Prepaid and other                                                (76,479)         127,930           43,894
         Income tax refund                                                (63,348)            --               --
         Accounts payable                                                (590,629)        (726,630)         567,083
         Accrued expenses                                                (139,727)         102,198         (248,512)
         Accrued payroll                                                  (14,239)         (12,356)       (77,330))
         Accrued income taxes                                                --               --            (18,466)
         Other                                                             45,687          (54,812)          (6,043)
                                                                      -----------      -----------      -----------
              Net cash provided by  operating activities                1,444,749          753,892        1,103,168
                                                                      -----------      -----------      -----------
Investing activities
     Purchase of property and equipment                                   (74,800)        (243,698)        (222,523)
     (Advances) repayments  to employees and officers                      88,207         (194,503)         (26,767)
                                                                      -----------      -----------      -----------

              Net cash provided by (used in) investing activities          13,407         (438,201)        (249,290)
                                                                      -----------      -----------      -----------
Financing activities
     Proceeds from long-term borrowings                                 1,775,900        1,217,000        2,633,611
     Repayment of long-term borrowings                                 (2,129,866)      (1,054,268)      (3,833,346)
     Repayment of long-term accounts payable                             (336,988)        (336,988)        (336,988)
                                                                      -----------      -----------      -----------

         Net cash used in financing activities                           (690,954)        (174,256)      (1,536,723)
                                                                      -----------      -----------      -----------
              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                        767,202          141,435         (682,845)

Cash and cash equivalents - beginning of year                             593,310          451,875        1,134,720
                                                                      -----------      -----------      -----------
Cash and cash equivalents - end of year                               $ 1,360,512      $   593,310      $   451,875
                                                                      ===========      ===========      ===========
Supplemental disclosures of cash flow information
     Cash paid during the years for
         Interest                                                     $   213,625      $   270,483      $   508,646
         Income taxes                                                 $     6,475      $  (113,473)     $    90,825

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

     Nutrition  Management  Services  Company (the  "Company")  was organized on
     March 28,  1979,  to provide  professional  management  expertise  and food services to  continuing  care and health care  facilities  in the  domestic
     United States.  The Company competes mainly with regional and national food service  management  companies as well as self-managed  departments.  Apple
     Management Services ("Apple  Management"),  a wholly owned subsidiary,  was organized on November 25, 1991, to provide  management  service  expertise.
     The Collegeville Inn Conference and Training Center, Inc. (Collegeville Inn
     located  in  Lower  Providence  Township,  Pennsylvania),  a  wholly  owned subsidiary,  was  organized  on April 29,  1994.  This  facility  opened in
     September  1997,  and is  used as a  showroom  for  prospective  customers, comprehensive training facility, and retail restaurant.  Apple Fresh Foods,
     Ltd. ("Apple Fresh Foods"),  was organized on November 14, 1997, to develop a cook-chill  food  preparation  technology  for use in the Company's  food
     service   business.   Apple  Fresh  Food's  operation  is  located  in  the
     Collegeville Inn.

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

     3.   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company's  accounts  receivable  are primarily  related to food service management  fees.  Credit is extended  based on prior  experience  with the customer and  evaluation  of a  customer's  financial  condition.  Accounts receivable are generally due within thirty days. The allowance for doubtful accounts represents an estimate of amounts considered  uncollectible and is determined based on specifically  identified  amounts that we believe to be based on historical  collection  experience,  adverse  situations  that may affect the customer's ability to repay and prevailing economic  conditions.
     If our actual collections  experience  changes,  revisions to our allowance may be required.

     4.  UNBILLED REVENUE

     Unbilled revenue represents  amounts for services provided,  but not billed as of the balance sheet date.

     5.  INVENTORY

     Inventory, which consists primarily of food, is stated at the lower of cost
     (first-in,  first-out method) or market.  The Company records inventory for contracts which require goods to be owned. For the remaining  customers,  a payable or receivable is recorded for the goods  purchased on behalf of the
     Company's customers,  and billed back to customers. As of June 30, 2003 and
     2002,   inventory   receivable   from  customers  is  $21,730  and  $13,484
     respectively,  while inventory  payable to customers is $15,525 and $9,775, respectively.

     6.   REVENUE RECOGNITION

     The Company  recognizes  revenue in  accordance  with SEC Staff  Accounting bulletin  No. 101,  "Revenue  Recognition  in Financial  Statements"  ("SAB
     101"). Under SAB 101 revenue is recognized when services have been rendered and the contract price is determinable,  and  collectibility  is reasonably assured. Revenue is generated primarily from fees for food

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6. REVENUE RECOGNITION - (CONTINUED)

    service  management and facilities  management at continuing care and health care facilities, and the Collegeville Inn restaurant.  Revenue is recognized when  services are  performed.  Revenues  are recorded net of discounts  and rebates.  The Company has no other  obligation  with respect to its services once services are performed.

    7.  PROPERTY AND EQUIPMENT

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
    As of June 30, 2003 and 2002,  investments in contracts are $0 and $120,000, respectively.  The  associated  accumulated  amortization  is  $280,000  and
    $160,000 as of June 30, 2003 and 2002 respectively.

    9.  DEFERRED FINANCING COSTS

    Debt  financing  costs  incurred in  connection  with the bonds  payable are deferred  and  amortized,  using the interest  method,  over the term of the related debt and are classified as other assets on the balance sheet.

    10.  ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company follows the disclosure  provisions of SFAS No. 123,  "Accounting for  Stock-Based  Compensation"  (SFAS "123").  For its stock options.  This statement  contains  a  fair  value-based  method  for  valuing  stock-based compensation that entities may use, which measures  compensation cost at the grant  date  based on the  fair  value of the  award.  Compensation  is then recognized  over the service  period,  which is usually the vesting  period.
    Alternatively,  the standard  permits  entities to continue  accounting  for employee  stock  options and similar  equity  instruments  under  Accounting
    Principles  Board  (APB)  Opinion  25,   "Accounting  for  Stock  Issued  to
    Employees"  ("APB Opinion 29").  Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma  disclosures  of net income and  earnings  per share,  as if the fair  value-based  method of accounting  defined in SFAS 123 had been  applied.  The  Company's  employee stock  option  plan is  accounted  for under APB  Opinion  25.  There are no elements of compensation that require disclosure.

    11.  INCOME TAXES

    The Company  determines  its  provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized  for the future tax effects of temporary  differences of existing assets and liabilities and their  respective tax bases.  Future tax benefits of tax loss and credit  carryforwards  also are  recognized  as deferred tax assets.  Deferred  tax assets are  reduced by a valuation  allowance  to the extent the  Company  concludes  there is  uncertainty  as to their  ultimate realization.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those  temporary  differences  are expected  to be  recovered  or settled.  The effect on  deferred  taxes of a change in tax rates is recognized in income in the period that the change is enacted.

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    12.  EARNINGS PER SHARE

    The Company  follows the  provisions of SFAS No. 128,  "Earnings Per Share."
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

    Options to  purchase  82,750,  89,750 and 89,750  shares of common  stock at
    $4.00 per share were outstanding  during 2003, 2002 and 2001,  respectively.
    The Company has sustained a net loss for each of the fiscal years presented.
    As a result,  the  common  stock  equivalents  of stock  options  issued and outstanding at June 30, 2003 were not included in the computation of diluted earnings per share for the three years then ended as they were antidilutive.

    13.  ADVERTISING COSTS

    It is the  Company's  policy to expense  advertising  costs in the period in which they are  incurred.  Advertising  expense for the years ended June 30,
    2003, 2002 and 2001 was $53,196, $62,448 and $24,048, respectively.

    14.  RECLASSIFICATION

    Certain 2002 and 2001 items have been reclassified to conform to the current year presentation.

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

    16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    We used the following  methods and  assumptions in estimating our fair value disclosures for financial instruments:

    Cash and cash  equivalents:  The  carrying  amounts we have  reported in the accompanying  balance sheet for cash and cash equivalents  approximate their fair values.

    Investments:  We  estimate  the fair values of  investments  based on quoted market prices.  For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.  The carrying  amounts are  reported in the  accompanying balance sheet for investments in contracts approximate their fair values.

    Long- and  short-term  debt: We base the fair values of debt  instruments on quoted market  prices.  Where quoted prices are not  available,  we base the fair  values  on the  present  value of  future  cash  flows  discounted  as estimated  borrowing  rates for similar  debt  instruments  or on  estimated prices based on current yields for debt issues of similar quality and terms.
    The carrying amounts are reported in the accompanying balance sheet for debt approximate their fair values. See footnotes D and E for further discussion.

    17.  IMPAIRMENT OF DISPOSAL OF LONG LIVED ASSETS

    During the first quarter of fiscal 2003,  the Company  adopted SFAS No. 144,
    "Accounting  for the  Impairment  or Disposal of Long-Lived  Assets"  ("SFAS
    144").  Under  the  requirements  of SFAS  144,  the  Company  assesses  the potential  impairment of property,  plant and equipment  whenever  events or changes  in  circumstances  indicate  that  the  carrying  value  may not be recoverable. An asset's value is impaired if management's estimate of the

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    aggregate future cash flows,  undiscounted and without interest charges,  to be  generated  by the asset are less than the  carrying  value of the asset.
    Such cash flows consider  factors such as expected future  operating  income and historical trends, as well as the effects of demand and competition.  To the extent impairment has occurred,  the loss will be measured as the excess of the carrying  amount of the asset over the fair value of the asset.  Such estimates require the use of judgment and numerous  subjective  assumptions, which, if actual experience varies,  could result in material differences in the requirements for impairment charges.

    18.  NEW ACCOUNTING PRONOUNCEMENTS

    In May 2003,  the FASB issued  Statement  No. 150,  "Accounting  for Certain
    Financial  Instruments with  Characteristics of both Liabilities and Equity"
    ("SFAS  150").  SFAS 150  clarifies  the  accounting  for certain  financial instruments  that,  under  previous  guidance,  issuers could account for as equity. SFAS requires that those instruments be classified as liabilities in statements  of financial  position.  SFAS 150 is effective for all financial instruments  entered into or modified  after May 31, 2003,  and otherwise is effective at the beginning of the first interim period  beginning after June
    15, 2003.  This  statement is not expected to have a material  impact on the
    Company's financial position or results of operations.

    In April 2003,  the FASB issued  Statement No. 149,  "Amendment of Statement
    133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149
    amends SFAS No. 133,  "Accounting  for  Derivative  Instruments  and Hedging
    Activities" to clarify the financial accounting and reporting for derivative instruments  and  hedging  activities.  SFAS  149  is  intended  to  improve financial reporting by requiring  comparable  accounting methods for similar contracts.  SFAS 149 is  effective  for  contracts  entered into or modified subsequent to June 30, 2003. The  requirements of SFAS 149 do not affect the
    Company's  financial  condition  or results  of  operations  as the  Company currently  does  not  engage  in the use of  derivative  instruments  of the hedging activities.

    In January 2003 the FASB issued FIN 46,  "Consolidation of Variable Interest
    Entities".  This  interpretation  of  Accounting  Research  Bulletin No. 51,
    "Consolidated  Financial  Statements,"  addresses  consolidation by business
    enterprises  of  certain  variable   interest  entities  where  there  is  a
    controlling  financial  interest in a variable  interest entity or where the variable  interest  does not have  sufficient  equity at risk to finance its activities  without  additional  subordinated  financial  support from other parities.  The  interpretation  applies in the first year or interim  period beginning  after  January  31, 2003 and applies in the first year or interim period  beginning after December 15, 2003 to variable  interest  entities in which an  enterprise  holds a  variable  interest  that it  acquired  before
    February 1, 2003.  The Company will apply the  consolidation  requirement of
    FIN 46 in future  periods  if the  Company  should own any  interest  in any variable interest entity.

    In  December  2002,  the FASB issued  Statement  No.  148,  "Accounting  for
    Stock-Based  Compensation-Transaction  and Disclosure,  an amendment of FASB
    Statement  123"  ("SFAS  148").  SFAS 148 amends  FASB  Statement  No.  123,
    Accounting for Stock-Based  Compensation,  to provide alternative methods of transition  for an entity that  voluntarily  changes to the fair value based method of accounting for stock-based employee  compensation.  It also amends the disclosure  provisions of that Statement to require prominent disclosure about the effects on reported  net income of an entity's  accounting  policy decisions with respect to stock-based employee  compensation.  Finally, this
    Statement  amends  Accounting  Principles  Board  Opinion  No.  28,  Interim
    Financial  Reporting,  to require  disclosure about those effects in interim financial  information.  SFAS 148 is effective for financial  statements for fiscal years ending after December 15, 2002. The Company expects to continue to utilize the intrinsic  valuation method for recoding employee stock based compensation.

    In  November  2002,  the FASB  issued FIN 45,  "Guarantor's  Accounting  and
    Disclosure  Requirements for Guarantees,  Including  Indirect  Guarantees of
    Indebtedness  of  Others"  ("FIN  45").  FIN 45  requires  that a  guarantor recognize,  at the inception of a guarantee,  a liability for the fair value of the  obligation  undertaken in issuing the guarantee of  indemnification.
    FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial  statements about its obligations under certain  guarantees and indemnifications.  The initial recognition and measurement provisions of
    FIN 45 are  applicable  for  guarantees  issued or modified  after  December
    31,2002.  The disclosure  requirements of FIN 45 are effective for financial statements of interim or annual  periods ending after December 15, 2002. The
    Company adopted the recognition and

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    measurement  provisions  of FIN 45  prospectively  to  guarantees  issued or modified after December 31, 2002, and the adoption did not have an impact on the Company's financial position or results of operations.

    On July 30, 2002,  the Financial  Accounting  Standards  Board (FASB) issued
    Statement  146,  "Accounting  for Costs  Associated  With  Exit or  Disposal
    Activities" ("SFAS 146"). The standard requires companies to recognize costs associated  with exit or disposal  activities  when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied  prospectively  to exit or disposal  activities  initiated  after
    December  31,  2002.  The  adoption  of SFAS  146 has had no  affect  on the
    Company's financial position or results of operations.

    Reclassification: Certain prior year amounts for the fiscal years ended June
    30,  2002 and 2001 have been  reclassified  to conform  to the  presentation adopted in fiscal 2003.

NOTE C - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                                                Estimated
                                                              useful lives             2003                2002
                                                              ------------       ----------------    ----------------
         Property and equipment
              Land                                                  -            $        497,967    $        497,967
              Building                                              40                  7,491,984           7,491,984
              Machinery and equipment                              2-8                  3,812,628           3,763,746
              Furniture and fixtures                               2-8                    749,434             749,434
              Other, principally autos and trucks                  2-10                   379,119             371,722
                                                                                   --------------      --------------
                                                                                       12,931,132          12,874,853
              Less accumulated depreciation                                             4,827,676           4,191,141
                                                                                   --------------      --------------
                                                                                 $      8,103,456    $      8,683,712
                                                                                  ===============     ===============

Depreciation  expense amounted to $661,168,  $687,728 and $678,242 for the years ended June 30, 2003, 2002 and 2001 respectively

NOTE D - LONG- TERM DEBT

     Long-term debt consisted of the following:
                                                                                           2003           2002
                                                                                        ----------     ----------
Bank revolving credit, interest due monthly at the National Consumer rate minus .25% (effectively 4.0% as of June 30, 2003), secured by
     all corporate assets; matures on December 31, 2004                                 $2,505,922     $2,662,922
Note payable, term loan incurred in connection with purchased computer equipment, payable in equal monthly installments of $6,722 at a fixed rate of interest at 7.4%, maturing on May 1, 2004; the acquired equipment was pledged as
     collateral                                                                             65,782        132,744
 Industrial Revenue Bonds (Collegeville Inn Projects) (see bonds
     payable)                                                                            2,030,000      2,120,000
Industrial Revenue Bonds (Apple Fresh Foods Projects) (see bonds
     payable)                                                                              780,000        820,000
                                                                                        ----------     ----------
                                                                                         5,381,704      5,735,666
Less current maturities                                                                    196,813        191,814
                                                                                        ----------     ----------

                                                                                        $5,184,891     $5,543,852
                                                                                        ==========     ==========

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - LONG- TERM DEBT - Continued

    In February  2001,  the Company  executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds,  totaling  $4,000,000 and
    $3,065,000,  respectively.  In March 2003, the revolving credit was extended from  March 31,  2004 to  December  31 2004 and the  letters  of credit  are available for four years with annual renewals. At June 30, 2003, the Company had available approximately  $1,494,108 under the revolving credit. Advances under the revolving credit are used for working capital purposes.

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
    Compensating  balances required for these credit agreements totaled $655,102 as of June 30, 2003.

    At June 30, 2003 the Company was not in compliance with these covenants.  On
    October 20,  2003,  the Company  entered  into an amended  credit  agreement whereby the  non-compliance  at June 30,  2003 was waived and new  financial covenants were negotiated through June 30, 2004, which reflect the Company's current operating projections.  As a condition of obtaining said waivers and amendments,  the Loan Facility  availability  was reduced from $4,000,000 to
    $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional collateral against the revolver note.

    Bonds Payable - In December  1996,  the Company,  through its  subsidiaries, authorized two industrial revenue bond issues.

    ISSUE #1
    --------

      Title - Montgomery County  Industrial  Development  Authority,  $2,500,000
      aggregate  principal amount,  federally taxable variable rate demand/fixed rate revenue bonds (Collegeville Inn Project) Series of 1996.

      Rate - Variable,  to a maximum of 17% (Variable  Rate at June 30, 2003 was
      (1.3%)

      Term - 20 years (2016)

      Purpose - Rehabilitate, furnish and equip the Collegeville Inn facility.

    ISSUE #2
    --------

      Title - Montgomery County  Industrial  Development  Authority,  $1,000,000
      aggregate  principal amount,  federally taxable variable rate demand/fixed rate revenue bonds (Apple Fresh Foods, Ltd. Project) Series of 1996.

      Rate - Variable,  to a maximum of 15% (Variable  Rate at June 30, 2003 was
      1.25%)

      Term - 20 years (2016)

      Purpose - Develop a cook-chill food preparation technology.

      Each  series  of  bonds  is  guaranteed  by the  Company  and  each of its subsidiaries.  The assets of  Collegeville  Inn and Apple  Fresh Foods are pledged as collateral for both series of bonds.

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

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - LONG- TERM DEBT - Continued

     The sinking fund requirements of the bonds are as follows:

                                     Collegeville        Apple Fresh
                                     Inn                 Foods                Total
                                     ------------        -----------       ----------
     2003                              $ 90,000          $ 40,000          $130,000
     2004                                95,000            40,000           135,000
     2005                               100,000            45,000           145,000
     2006                               105,000            45,000           150,000
     2007                               115,000            50,000           165,000

Maturities of principal due in the following years are set forth below:

         Year ending June 30,

                2004                                    $   196,813
                2005                                      2,654,891
                2006                                        150,000
                2007                                        165,000
                2008                                        170,000
                Thereafter                                2,045,000
                                                          ---------

                                                         $5,381,704
                                                         ==========

NOTE E - LONG-TERM NOTE PAYABLE

     The Company  entered into an agreement with a third party in July 2000. The agreement calls for the following payment terms:  $100,000 due on August 1,
     2000,  followed by 37 monthly payments of $28,000,  $323,000 due on October
     1, 2003,  and the  remaining  balance  paid at a rate of $28,000  per month until paid in full the  payment  schedule  at June 30,  2003.  The  payment schedule includes total payments of $575,687 in 2004 and $154,452 in 2005.

NOTE F - INCOME TAXES

     The components of income tax (benefit) expense are:

                                                    Year Ended June 30,
                                                    -------------------

                                             2003          2002            2001
                                          ---------      ---------      ---------
Current
     Federal                              $ (47,422)     $  24,736      $  13,898
     State                                  (13,400)        41,975         30,889
                                          ---------      ---------      ---------

                                            (60,822)        66,711         44,787
                                          ---------      ---------      ---------
Deferred
     Federal                               (345,191)      (125,650)       (71,000)
     State                                  (91,374)       (31,040)        18,000
                                          ---------      ---------      ---------

                                           (436,565)      (156,690)       (53,000)
                                          ---------      ---------      ---------

                                          $(497,387)     $ (89,979)      $ (8,213)
                                          ==========     =========      =========

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

                                                                               June 30
                                                                       -------------------------
                                                                          2003           2002
                                                                       ----------     ----------
Deferred tax assets
              Provision for doubtful accounts                          $1,094,000     $  763,000
              Excess of tax over financial statement
                  basis of investments in contracts                       185,000        222,000
              Deferred gains                                                    -          2,000
              Vacation accrual                                            116,000        119,000
              Charitable contribution carryforward                         27,000         39,000
              Federal net operating loss                                  165,000              -
              Other                                                        63,000         64,000
                                                                       ----------     ----------
                  Total deferred tax assets                             1,650,000      1,209,000

Deferred tax liabilities
              Depreciation                                                228,000        223,000
                                                                       ----------     ----------
                  Net deferred tax assets                              $1,422,000     $  986,000
                                                                       ==========     ==========

     These amounts are classified in the balance sheet as follows:

                                                                               June 30
                                                                       -------------------------
                                                                          2003           2002
                                                                       ----------     ----------
         Current asset                                                 $1,209,000     $  883,000
         Non-current asset                                                213,000        103,000
                                                                       ----------     ----------
                                                                       $1,422,000     $  986,000
                                                                       ==========     ==========

     The Company has not  provided a valuation  against its  deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land adjacent  to  its  Collegeville  facility,  anticipated  future  profitable operating results and other items.

     The  following  reconciles  the tax provision  with the U.S.  statutory tax rates:

                                                                      Year Ended June 30
                                                               --------------------------------
                                                                2003         2002       2001
                                                               ------       ------    --------
            Income taxes at U.S. statutory rates                34.0%        34.0%      34.0%
            States taxes, net of federal tax benefit             5.3         (7.4)      (6.3)
            Nondeductible expenses                              (3.5)        (8.6)      (14.8)
            Other                                                2.0          5.9       (10.4)
                                                               ------       ------    --------
                                                                37.8         23.9%      23.9%
                                                               ======       =======   ========

     The Company also has a federal net operating loss carry forward of $384,473 expiring on December  31,  2017.  The Company has  charitable  contribution carry forwards in the amount of $62,569,  which begin to expire in the year
     2004.

NOTE G - RELATED PARTY TRANSACTIONS

     During 1992, the Company sold its building for a purchase price of $610,000 to a related party (a corporation wholly-owned by the principal stockholder of the  Company).  At the time of the sale a lease was entered into for ten years, whereby the Company will lease back the building from the purchaser.
     The sale  resulted in a gain of $263,717,  which was deferred and amortized over the life of the lease.  During  each of the three  years in the period ended June 30, 2002, the Company  recognized a gain of $26,426.  As of June
     30, 2002 and 2001, the balance of the unamortized  gain on the sale was $ 0 and $26,426,  respectively.  Joseph V. Roberts, Chief Executive Officer and
     Director of the  Company,  received  long term  advances of which  $375,373 remain  outstanding  as of June 30, 2003.  Kathleen A. Hill,  President and
     Director of the  Company,  received  long term  advances  of which  $59,910 remain outstanding as of June 30, 2003.

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

     1.  OPERATING LEASES
         ----------------

The  Company  leases its  corporate  office  building  from the  above-mentioned related party under a month to month lease based on terms management believes to be generally similar to those prevailing to unrelated parties.  During the years ended June 30,  2003,  2002 and 2001,  rent expense was  $255,587,  $248,252 and
$254,859, respectively.

     The Company  leases real estate  facilities  from a corporation  owned by a principal stockholder under month to month operating leases.

     The Company is also obligated under various  operating leases for operating equipment for periods  expiring  through 2003.  During the years ended June
     30, 2003, 2002 and 2001, rent expense was $260,698,  $275,054 and $285,295, respectively, for all operating leases.

     Minimum annual rentals under non-cancelable  operating leases subsequent to
     June 30, 2003, are as follows:

                                  Operating
         Year ending June 30,     equipment
         --------------------     ---------

         2004                     $18,580
         2005                      18,580
         2006                      18,580
         2007                       4,645

     2.  LITIGATION
         ----------

     On February 7, 2001, the Company filed a suit against a major client in the
     Court of Common  Pleas in Chester  County,  PA. This suit has  subsequently been removed to the United States  District Court for the Eastern  District
     of  Pennsylvania.  In the  lawsuit,  the Company has made  various  claims, including among others a claim that the client failed to pay  approximately
     $2.1  million in invoiced  amounts,  a claim that the client  failed to pay approximately $1 million in other amounts owing, a claim for  reimbursement for start up costs in an amount in excess of $400,000,  a claim for over $2 million in lost profits (or,  alternatively,  a claim for reimbursement for over  $300,000 in credits  issued in exchange for the promise to extend the arrangement), a claim in the nature of treble damages and counsel fees, and other claims.  The former client has filed a counterclaim which the Company is contesting as part of the overall proceedings.  Of the amounts sought in this  claim from the major  client,  $1,870,481  is  included  in  accounts
     receivable  offset  completely  by  a  specifically   identified  allowance
     recorded during fiscal year ended June 30 2001. Although it is not possible to predict with certainty the outcome of these  unresolved legal actions or the  range  of  possible  loss or  recovery,  the  Company  believes  these unresolved  legal actions will not have a material  effect on its financial position or results of operations.

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

NOTE I - STOCKHOLDERS' EQUITY - Continued

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

     The following is a summary of transactions:

                                    Number
                                  of options              Non-                      Weighted
                                  outstanding           qualified                   average
                                   incentive             stock                      exercise
                                 stock options           options      Total         price
                                 ------------          ---------       ---------    ---------

Outstanding at June 30, 2000         63,000              45,000         108,000     $4.00
Exercisable at June 30, 2000         56,000              45,000         101,000      4.00
Forfeited/exercised                 (18,250)                  -         (18,250)     4.00
                                 ------------          ---------       ---------    ---------
Outstanding at June 30, 2001         44,750              45,000          89,750      4.00
Exercisable at June 30, 2001         44,750              45,000          89,750      4.00

Outstanding at June 30, 2002         44,750              45,000          89,750      4.00
Exercisable at June 30, 2002         44,750              45,000          89,750      4.00
Forfeited/exercised                  (7,000)                  -          (7,000)     4.00
                                 ------------          ---------       ---------    ---------
Outstanding at June 30, 2003         37,750              45,000          82,750      4.00

Exercisable at June 30, 2003         37,750              45,000          82,750      4.00

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - Continued

     All options were granted at exercise prices above market price. In addition the Company has not granted any stock options since 1998.

     The remaining  contractual  life of outstanding and exercisable  options is approximately  four years with respect to the  incentive  stock options and three years with respect to non-qualified stock options.

2.  EMPLOYEE STOCK PURCHASE PLAN
    ----------------------------

     The Company has a stock purchase plan that allows  participating  employees to purchase,  through payroll  deductions,  shares of the Company's  common stock at 85 percent of the fair market  value at specified  dates.  At June
     30, 2003, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                                  2003                    2002                    2001
                                            ----------------        ----------------        ----------------

         Aggregate purchase price           $            720        $          4,445        $          5,390
         Shares purchased                              4,235                  19,202                  17,505
         Employee participants                            14                      16                      23

     The Company  accounts for employee  stock plans under the  intrinsic  value method  prescribed by Accounting  Principles Board (APB) No. 25. The effect of  the  proforma  information  in  accordance  with  Financial  Accounting
     Standards Board SFAS No. 123, "Accounting for Stock-Based Compensation, was
     determined immaterial.

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
     During the years ended June 30, 2003, 2002 and 2001, Company  contributions to the plan,  which were charged to expense,  amounted to $23,649,  $25,630 and $32,534, respectively.

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

     As of June 30, 2003,  the Company has cash accounts with various  financial institutions  having  high  credit  standings  and  periodically  has  cash balances subject to credit risk beyond insured  amounts.  As a consequence, it believes  that its exposure to credit risk loss is limited.  The Company does not  require  collateral  and  other  security  to  support  financial instruments subject to credit risk.

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - MAJOR CUSTOMERS

     The  Company's  Food Service  Management  Segment had sales to one customer representing  approximately  26% and 15% of total  revenues  for the  years ending June 30, 2003 and 2002,  respectively.  Amounts included in accounts receivable from the customer totaled $298,258 at June 30, 2003. The loss of such customer could have a material  adverse effect on the Company's future results  of  operations.  The  Company  had sales to a  different  customer representing  approximately  25% of total revenues for the year ending June
     30, 2001.

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

                                                                             Training and
                                                   Food Service               Conference
                                                    Management                  Center                    Total
                                               --------------------      --------------------      ------------------

As of and for the year ended June 30, 2003:
    Food service revenue                        $ 26,462,980              $    843,050              $ 27,306,030
    Depreciation and amortization                    253,328                   521,729                   775,057
    Income (loss) from operations                    452,565                (1,552,000)               (1,099,435)
    Interest income                                    9,763                         -                     9,763
    Interest expense                                (116,558)                  (95,395)                 (211,953)
    Loss before taxes (benefit)                     (726,133)                 (590,695)               (1,316,828)
    Net loss                                        (228,746)                 (590,695)                 (819,441)
    Total assets                                   6,881,864                 8,260,850                15,142,714
    Capital expenditures                              40,392                    34,408                    74,800

As of and for the year ended June 30, 2002:
    Food service revenue                        $ 28,951,584              $    955,047              $ 29,906,631
    Depreciation and amortization                    322,245                   525,482                   847,727
    Income (loss) from operations                  1,129,630                (1,215,717)                  (86,087)
    Interest income                                    9,131                         -                     9,131
    Interest expense                                (147,652)                 (113,385)                 (261,037)
    Loss before taxes (benefit)                     (177,199)                 (199,504)                 (376,703)
    Net loss                                         (87,220)                 (199,504)                 (286,724)
    Total assets                                   8,612,981                 8,739,035                17,352,016
    Capital expenditures                              29,323                   214,375                   243,698

        The accompanying notes are an integral part of these statements.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - BUSINESS SEGMENTS - Continued

                                                                              Training and
                                                    Food Service               Conference
                                                     Management                  Center                    Total
                                                --------------------      --------------------      ------------------

As of and for the year ended June 30, 2001:
    Food service revenue                        $ 39,960,645                $    910,075                $ 40,870,720
    Depreciation and amortization                    177,237                     501,005                     678,242
    Income (loss) from operations                  1,155,834                  (1,017,114)                    138,720
    Interest income                                   32,773                           -                      32,773
    Interest expense                                (249,161)                   (237,351)                   (486,512)
    Income (loss) before taxes (benefit)            (643,768)                    319,603                    (324,165)
    Net income (loss)                               (635,555)                    319,603                    (315,952)
    Total assets                                   9,452,365                   9,052,182                  18,504,547
    Capital expenditures
                                                     222,253                           -                     222,253

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited,  but in the opinion of management  includes all necessary  adjustments for a fair  presentation of the interim results.

                                                                       Fiscal 2003
                                                 -----------------------------------------------------
                                                      September 30,               December 31,
                                                 ----------------------      ----------------------

 Revenues                                          $        7,256,400          $        7,166,653
 Gross profit                                               1,312,420                   1,217,980
 Net income (loss)                                           (174,945)                   (282,217)
 Net income (loss) per share - basic
      and diluted                                  $           (0.06)          $           (0.10)

                                                   ----------------------------------------------------
                                                        March 31,                  June 30,
                                                   ------------------        ----------------------

 Revenues                                          $        6,358,301          $        6,524,676
 Gross profit                                               1,097,190                     994,000
 Net income (loss)                                           (306,759)                    (55,520)
 Net income (loss) per share - basic
      and diluted                                  $           (0.11)          $            (0.02)

                                                                        Fiscal 2002
                                                 -----------------------------------------------------
                                                      September 30,               December 31,
                                                 ----------------------      ----------------------

 Revenues                                          $        7,422,218          $        7,871,823
 Gross profit                                               1,594,594                   1,616,800
 Net income (loss)                                           (175,135)                    (36,428)
 Net income (loss) per share - basic
      and diluted                                  $           (0.06)          $           (0.01)

                                                ---------------------------------------------
                                                        March 31,               June 30,
                                                   ------------------      ------------------

 Revenues                                          $        6,945,186      $        7,667,404
 Gross profit                                               1,469,724               1,542,766
 Net income (loss)                                            (79,774)                  4,613
 Net income (loss) per share - basic
      and diluted                                  $           (0.03)      $            -

        The accompanying notes are an integral part of these statements.

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                     For the three years ended June 30, 2003

The following sets forth the activity in the Company's valuation accounts:

                                           Accounts
                                         Receivable
                                        -----------

Balance at June 30, 2000                $   853,005

        Provision for bad debts             850,000

        Write-offs                         (527,409)
                                        -----------

Balance at June 30, 2001                  1,175,596

        Provision for bad debts             900,000

        Write-offs                         (300,843)
                                        -----------

Balance at June 30, 2002                  1,774,753

         Provision for bad debts            389,262

         Recovery net of write-offs         128,321
                                        -----------

Balance at June 30, 2003                $ 2,292,336
                                        ===========