Form 10-Q
period 2003-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2003-11-19
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2003
                                       Or
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

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of November 8, 2003.

                                TABLE OF CONTENTS

Part I.   Financial Information                                         Page No.
          ---------------------                                         --------

          Consolidated Balance Sheets as of
          September 30, 2003 (unaudited) and June 30, 2003              2 - 3

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 2003 (unaudited) and
          2002 (unaudited)                                                4

          Consolidated Statements of Cash Flows for the Three
          Months Ended September 30, 2003 (unaudited) and
          2002 (unaudited)                                                5

          Notes to Consolidated Financial Statements                    6 - 8

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9 - 13

          Item 4 - Controls and Procedures                               13

Part II.  Other Information                                              14

          Signatures                                                     15

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    September 30,     June 30,
                                                                       2003             2003
                                                                       ----             ----
                                                                    (unaudited)

Current assets:
   Cash and cash equivalents                                       $ 1,252,370     $ 1,360,512
   Accounts receivable, net of allowance for doubtful
      accounts of $2,352,326 and 2,292,326 respectively              3,101,671       2,843,764
   Accrued Income                                                      130,357          51,147
   Deferred income taxes                                             1,209,454       1,209,454
   Inventory                                                           143,379         155,945
                                                                   -----------     -----------
   Prepaid and other                                                   362,807         365,558
   Income Tax Refund                                                    63,348          63,348
                                                                   -----------     ------------
Total current assets                                                 6,263,386       6,049,728
                                                                   -----------     ------------

Property and equipment, net                                          7,961,256       8,103,456
                                                                   -----------     ------------

Other assets:
   Investment in contracts                                                 -0-             -0-
   Note Receivable                                                     132,571         136,110
   Advances to employees                                               435,283         435,283
   Deferred income taxes                                               212,687         212,687
   Bond issue costs                                                    191,788         195,430
   Deferred costs and other assets                                      10,020          10,020
                                                                   -----------     -----------
Total other assets                                                     982,349         989,530
                                                                   -----------     -----------
                                                                   $15,206,991     $15,142,714
                                                                   ===========     ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,      June 30,
                                                                                  2003              2003
                                                                                  ----              -----
                                                                              (unaudited)

Current liabilities:
     Current portion of long-term debt                                         $    183,252    $    196,813
     Current portion of note payable                                                575,687         575,687
     Accounts payable                                                             2,766,161       2,883,496
     Accrued expenses                                                               285,295         303,756
     Accrued payroll and related expenses                                           161,476         246,622
     Other                                                                          129,831         116,880
                                                                               ------------    ------------
Total current liabilities                                                         4,101,702       4,323,254
                                                                               ------------    ------------

Long-Term liabilities:
    Long-term debt, net of current portion                                        5,680,922       5,184,891
    Long-term payable                                                                70,206         154,452
                                                                               ------------    ------------
    Total long-term liabilities                                                   5,751,128       5,339,343
                                                                               ------------    ------------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                      --              --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued
             2,747,000 outstanding                                                3,801,926       3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48              48
     Retained earnings                                                            2,051,750       5,853,724
                                                                               ------------    ------------
                                                                                  2,177,706       5,979,680
                                                                               ------------    ------------

     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                             (499,563)       (499,563)
                                                                               ------------    ------------
Total stockholders' equity                                                        5,354,161       5,480,117
                                                                               ------------    ------------
                                                                               $ 15,206,991    $ 15,142,714
                                                                               ============    ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended
                                                 September 30,
                                               2003           2002
                                               ----           ----

Food Service Revenue                       $ 6,706,854    $ 7,256,400

Cost of Operations
     Payroll and related expenses            2,510,402      2,823,654
     Other costs of operations               2,883,118      3,120,326
                                           -----------    -----------
          Cost of operations                 5,393,520      5,943,980
                                           -----------    -----------

Gross Profit                                 1,313,334      1,312,420
                                           -----------    -----------

Expenses
     General and administrative expenses     1,176,840      1,023,523
     Depreciation and amortization             154,397        212,853
     Provision for doubtful accounts            60,000        185,000
                                           -----------    -----------
           Expenses                          1,391,237      1,421,376
                                           -----------    -----------

(Loss) from operations                         (77,903)      (108,956)
                                           -----------    -----------

Other income (expense)
     Other                                      (4,509)       (13,767)
     Interest income                             1,640          1,842
     Interest expense                          (45,184)       (54,064)
                                           -----------    -----------
          Other income (expense) - net         (48,053)       (65,989)
                                           -----------    -----------

Loss before income taxes                      (125,956)      (174,945)

Provision for income taxes                        --             --
                                           -----------    -----------
Net loss                                   ($  125,956)   ($  174,945)
                                           ===========    ===========

Net loss per share - basic and diluted     ($     0.04)   ($     0.06)
                                           ===========    ===========

Weighted average number of shares            2,847,000      2,847,000
                                           ===========    ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                               Three Months-Ended
                                                                                                   September 30,
                                                                                                2003           2002
                                                                                                ----           ----
Operating activities:
Net loss                                                                                      ($125,956)     ($174,945)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization
     Provision for bad debts                                                                    154,397        212,853
     Amortization of bond costs                                                                  60,000        185,000
Changes in assets and liabilities:                                                                3,641          3,641
     Accounts receivable
     Accrued Income                                                                            (314,366)       558,481
     Inventory and other                                                                        (79,210)       (37,321)
     Accounts payable                                                                            15,317            (29)
     Accrued expenses                                                                          (117,336)      (294,572)
     Accrued payroll and related expenses                                                       (20,795)       (97,005)
     Accrued professional                                                                       (85,147)       (17,838)
     Accrued incomes taxes                                                                        2,335        (26,083)
     Other                                                                                          -0-         (7,501)
Net cash (used in) provided by operating activities                                              12,957        (78,487)
                                                                                            -----------     ----------
                                                                                               (494,163)       226,194
                                                                                            -----------     ----------
Investing activities:
     Repayment/(Advances) to employees
     Purchase of property and equipment                                                             -0-         78,802
Net cash (used in) provided by investing activities                                             (12,199)       (35,134)
                                                                                           ------------    -----------
                                                                                                (12,199)        43,668
                                                                                           ------------    -----------
Financing activities:
     Repayments of long-term borrowing
     Repayments of long-term payable                                                           (832,531)      (758,256)
     Proceeds from long-term borrowing                                                          (84,247)       (84,247)
Net cash provided by (used in) financing activities                                           1,315,000        585,000
                                                                                            -----------    -----------
                                                                                                398,222       (257,503)
                                                                                            -----------    -----------
Net (decrease)/increase in cash                                                                (108,140)        12,359
Cash and cash equivalents - beginning of period                                               1,360,512        593,310
                                                                                            -----------    -----------
Cash and cash equivalents - end of period
                                                                                            $ 1,252,372    $   605,669
                                                                                            ===========    ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest
     Income taxes                                                                           $    47,101    $    53,907
                                                                                                  $   0    $     9,300

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

1.       BASIS OF PRESENTATION

         The  accompanying  unaudited  consolidated  financial  statements  were prepared in accordance with generally  accepted  accounting  principles for interim  financial  information for quarterly  reports on Form 10-Q and,  therefore,  do not include all of the  information  and footnotes required by  generally  accepted  accounting  principles  for  complete financial statements.  However, all adjustments that, in the opinion of management  are  necessary  for  fair  presentation  of  the  financial statements,  have been  included.  The  results of  operations  for the interim period  presented is not necessarily  indicative of the results that may be expected  for the entire  fiscal year ending June 30, 2004.
         The financial  information presented should be read in conjunction with the  Company's  2003  financial  statements  that were filed under Form
         10-K.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity"  ("SFAS 150").  SFAS 150 clarifies the  accounting  for certain financial  instruments  that,  under previous  guidance,  issuers could account for as equity.  SFAS 150  requires  that those  instruments  be classified as liabilities in statements of financial position. SFAS 150 is effective  for all  financial  instruments  entered into or modified after May 31, 2003,  and otherwise is effective at the beginning of the first  interim  period  beginning  after June 15,  2003.  To date,  the adoption of this interpretation did not have an effect on the Company's financial position or results of operations.

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

                               September 30, 2003

         In January  2003 the FASB  issued FIN 46,  "Consolidation  of  Variable
         Interest  Entities"  ("FIN  46").  This  interpretation  of  Accounting
         Research  Bulletin  No.  51,   "Consolidated   Financial   Statements,"
         addresses  consolidation  by business  enterprises of certain  variable interest entities where there is a controlling  financial interest in a variable  interest entity or where the variable  interest does not have sufficient equity at risk to finance its activities  without additional subordinated  financial support from other parities. The interpretation applies in the first year or interim period beginning after January 31,
         2003 and applies in the first year or interim  period  beginning  after
         June 15, 2003 to  variable  interest  entities  in which an  enterprise holds a variable interest that it acquired before February 1, 2003. The
         Company will apply the  consolidation  requirement  of FIN 46 in future periods if the Company should own any interest in any variable interest entity.

3.       EARNINGS PER COMMON SHARE

         Earnings  per common  share  amounts are based on the  weighted-average number of shares of common  stock  outstanding  during the  three-month period ending  September 30, 2003 and 2002.  Stock options and warrants
         did  not  impact   earnings   per  share  each   period  as  they  were
         anti-dilutive.

4.       LITIGATION

         On February 7, 2001,  NMSC filed a suit  against a major  client in the
         Court of Common Pleas in Chester County, PA. This suit has subsequently been  removed  to the  United  States  District  Court for the  Eastern
         District of Pennsylvania. In the lawsuit, NMSC has made various claims,
         including   among  others  a  claim  that  the  client  failed  to  pay approximately $2.1 million in invoiced amounts, a claim that the client failed to pay  approximately $1 million in other amounts owing, a claim for  reimbursement  for  start up  costs  in an  amount  in  excess  of
         $400,000,   a  claim  for  over  $2  million  in  lost   profits   (or,
         alternatively,  a claim for  reimbursement for over $300,000 in credits issued in exchange for the promise to extend the arrangement),  a claim in the nature of treble damages and counsel fees, and other claims. The client has filed a counterclaim which the Company is contesting as part of the overall proceedings. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery,  the Company believes these unresolved legal actions  will not  have a  material  adverse  effect  on its  financial position or results of operations.

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

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                               September 30, 2003

5.       Business Segments

         The  Company  follows  the  disclosure  provisions  of  SFAS  No.  131,
         "Disclosures  About Segments of an Enterprise and Related  Information"
         ("SFAS 131").  This management  approach focuses on internal  financial information  that is used by  management to assess  performance  and to make operating decisions.  SFAS No. 131 also requires disclosures about products, services, geographic areas, and major customers.

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

                                                     Food Service          Training and
                                                      Management         Conference Center              Total
                                                      ----------         -----------------              -----
         For the quarter ended Sept. 30, 2003:
           Food service revenue                       $6,527,881          $    178,973              $6,706,854
           Depreciation and amortization                  30,280               124,118                 154,397
           Income (loss) from operations                 288,519              (366,422)                (77,903)
           Interest income                                 1,640                  0                      1,640
           Interest expense                              (28,244)              (16,939)                (45,184)
           Income (loss) before taxes (benefit)          261,915              (387,870)               (125,956)
           Net income (loss)                             261,915              (387,870)               (125,956)
           Total assets                                7,054,000             8,152,992              15,206,994

                                                     Food Service          Training and
                                                      Management         Conference Center              Total
                                                      ----------         -----------------              -----
         For the quarter ended Sept. 30, 2002:
           Food service revenue                       $7,095,972          $    160,428              $7,256,400
           Depreciation and amortization                  76,231               136,622                 212,853
           Income (loss) from operations                 244,339              (353,301)               (108,962)
           Interest income                                 1,842                  0                      1,842
           Interest expense                              (31,507)              (22,557)                (54,064)
           Income (loss) before taxes (benefit)          205,422              (380,367)               (174,945)
           Net income (loss)                             205,422              (380,367)               (174,945)
           Total assets                                7,842,903             8,632,804              16,475,707
           Capital expenditures                           34,470                   664                  35,134

6.       Revolving Credit Facility

         In February 2001, the Company executed a loan agreement with a bank for a  revolving  credit and two  irrevocable  letters of credit  issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling
         $4,000,000 and $3,065,000,  respectively.  In March 2003, the revolving credit was  extended  from March 31, 2004 to December  31, 2004 and the letters of credit are available for four years with annual renewals. At
         June 30, 2003, the Company had available approximately $1,494,108 under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS EXCLUDING GOODWILL

            The Company  evaluates  the  carrying  value of  long-lived  assets,
including   intangible   assets  subject  to   amortization,   when  events  and
circumstances  warrant such a review. The carrying value of long-lived assets is considered  impaired  when the  anticipated  undiscounted  cash  flows from such assets are less than their carrying  value.  In that event, a loss is recognized equal to the amount by which the  carrying  value  exceeds the fair value of the long-lived assets. The Company  periodically  reviews the appropriateness of the estimated useful lives of its long-lived assets.

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

RESULTS OF OPERATIONS

            Revenues for the quarter ended September 30, 2003 were $6,706,854, a decrease  of  $549,546  or  8.2%  compared  to  revenues  of  $7,256,400  in the corresponding  quarter  last year.  This  decrease is  primarily  due to the net impact of revenues from lost contracts versus revenues from new contracts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

            Cost of operations  provided for the current quarter was $5,393,520, compared  to  $5,943,980  for similar  expenses in the same period last year,  a decrease of $550,460 or 9.3%.  The decrease is primarily  due to lower  revenues during the period  partially  offset by  inflationary  price,  wage and  expense increases.

            Gross  Profit for the current  quarter was  $1,313,334,  compared to
$1,312,420  for the same  period  last year,  an  increase  of $914 or .1%.  The increase is due to the cancellation of non performing contracts.

            General and administrative  expenses for the quarter were $1,176,840 or 17.5% of  revenue,  compared to  $1,023,523  or 14.1% of revenue for the same quarter  last year,  an increase of $153,317 or 15.0%.  This  increase is due to higher fixed costs within the general and  administrative  expenses  compared to lower sales.

            Provision for doubtful accounts for the quarter was $60,000 compared to $185,000 for the  corresponding  quarter last year.  This  decrease is due to increased  collections  activities  which led to  overall  decline  in  accounts receivable and also lower sales volume.

            Interest expense for the three-month period totaled $45,184 compared to $54,064 for the same period last year. The decrease in interest  expense is a result of repayment in borrowings as well as a reduction in interest rates.

            For the reasons  stated above,  net loss after taxes for the quarter ended  September  30,  2003  was  ($125,956)  compared  to  ($174,945)  for  the corresponding  quarter last year. Net loss per share for the current quarter was
($0.04)  compared  to net loss per share of ($0.06)  for the same  quarter  last year.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2003 the Company had working capital of $2,161,684.

            OPERATING  ACTIVITIES.  Cash used in operations for the three months ended  September  30,  2003  was  $494,164  compared  to  $226,194  provided  by operations for the three months ended  September 30, 2002. The current  period's activity is primarily due to an increase of accounts  receivable  and a decrease in accounts payable.  The aforementioned item is also the primary reason for the improvement versus the prior year.

            INVESTING  ACTIVITIES.  Investing activities used $12,199 in cash in the current quarter compared to $43,668 in cash provided in the same period last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

            FINANCING ACTIVITIES.  Current quarter financing activities provided
$398,222 in cash  compared to  $257,503  used in the same period last year.  The change is attributable  to $916,778 of debt  repayments  offset by $1,315,000 of debt proceeds.

            CAPITAL  RESOURCES.  The Company has certain credit  facilities with its bank including a revolving credit of $3,500,000.  At September 30, 2003, the
Company had $ 494,079  available under its revolving  credit. In March 2003, the
Loan Facility was extended from March 31, 2004 to December 31, 2004. The Company issued two series of Industrial  Bonds totaling  $3,560,548 in December of 1996.
The outstanding balance on the bonds was $2,810,000 as of September 30, 2003. On
October  20,  2003 the  Company  entered  into an  amended  agreement.  The Loan
Facility  contains  certain  covenants  that  include   maintenance  of  certain
financial  ratios,  maintenance of minimum levels of working  capital as well as affirmative  and  negative  covenants.  The  Company  is  current  with  all its obligations to its bank and on its bonds and has met all financial  covenants in its loan documents.

                                                   Payment Due By Period
                                        Less
  Contractual                          than 1      2 - 3         4 - 5     After 5
  Obligations              Total        year       years         years      years

Long-Term Debt*          5,864,174     183,252   3,300,922     335,000   2,045,000

Operating Leases            55,739      18,580      37,159           0           0

Total Contractual Cash
Obligations              5,919,913     201,832   3,338,081     335,000   2,045,000

* Long-Term Debt includes a $3,005,922  outstanding balance on revolving line of credit,  leaving  $494,078  available  under the  $3,500,000  revolving  line of credit.

                                        Amount of Commitment Expiration
                                                    Per Period
                                    --------------------------------------------
Other Commercial   Total Amounts    Less than         1 - 3           4 - 5       Over 5
  Commitments        Committed        1 year          years           years       years
  -----------        ---------        ------          -----           -----       -----

Lines of Credit     3,500,000           0           3,500,000           0           0

Standby Letter of
Credit              3,065,000           0           3,065,000           0           0

Total Commercial
Commitments         6,565,000           0           6,565,000           0           0

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

            A substantial  portion of the Company's  revenues are dependent upon the payment of its fees by customer  healthcare  facilities,  that, in turn, are dependent  upon  third-party  payers  such as state  governments,  Medicare  and
Medicaid. Delays in payment by third-party payers,  particularly state and local governments, may lead to delays in the collection of accounts receivable.

            Based upon its present  plans,  management  believes that  operating cash flow,  available  cash and available  credit  resources will be adequate to make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the  Company and to meet  anticipated  capital  expenditure  needs during the 12 months ending September 2004. In addition, the Company anticipates the sale of certain land adjacent to its Collegeville  facility that it believes will net cash proceeds of not less than $2,000,000 during the fiscal year ending
June 30, 2004.

            In an effort to extend our current bank debt,  we may seek to access the public equity market  whenever  conditions are favorable,  even if we do not have an  immediate  need for  additional  capital at that time.  Any  additional funding may result in  significant  dilution  and could  involve the issuance of securities with rights, which are senior to those of existing  stockholders.  We may  also  need  additional  funding  earlier  than  anticipated,  and our  cash requirements,  in  general,  may vary  materially  from those now  planned,  for reasons  including,  but not limited to,  competitive  advances  and higher than anticipated revenues from operations.

ITEM 4.

CONTROLS AND PROCEDURES

            Based on their  evaluation,  as of the end of the period  covered by this report,  the Company's Chief Executive  Officer and Chief Financial Officer
have concluded the Company's  disclosure  controls and procedures (as defined in
Rules  13a-14  and  15d-14  under  the  Securities  Exchange  Act of  1934)  are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

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

Item 3.     Defaults Upon Senior Securities                            None

Item 4.     Submission of Matters to a Vote of Security Holders        None

Item 5.     Other Information                                          None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                31.1.      Certification of Chief Executive  Officer pursuant to
                           Rule 13a-14(a)  under the Securities  Exchange Act of
                           1934,  as  adopted  pursuant  to  Section  302 of the
                           Sarbanes-Oxley Act of 2002.

                31.2       Certification of Principal Financial Manager pursuant
                           to Rule 13a-14(a)  under the Securities  Exchange Act
                           of 1934,  as adopted  pursuant  to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

                32.1       Certification of Chief Executive  Officer pursuant to
                           18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2       Certification of Principal Financial Manager pursuant
                           to 18 U.S.C.  Section  1350,  as adopted  pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K

                The Company filed a Form 8-K filed on September 9, 2003 under
                Item 4.

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
                                      -------------------------------------
                                      Joseph V. Roberts
                                      Chairman and Chief Executive Officer

                                      /s/ Linda J. Haines
                                      ------------------------------------
                                      Linda J. Haines
                                      (Principal Financial Manager)

Date:  November 14, 2003

