Form 10-K/A
period 2003-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2003-12-05
CIK 879303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended June 30, 2003
                          -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
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

Issuer's telephone number, including area code: (610) 935-2050
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Shares of Class A Common Stock

         Indicate by check mark  whether the  registrant:  (1) filed all reports required  to be filed by  Section  13 or 15(d) of the  Securities  Exchange  Act
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing
requirements for the past 90 days.                              Yes /x/  No  / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.                                                 / /

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-20).                       Yes / /  No  /x/

         The  aggregate  market  value of the shares of the voting stock held by nonaffiliates  of the  Registrant  as of  September 30,  2003 was  approximately
$186,887.

         The  number  of  shares  of  the  Registrant's  Class  A  Common  Stock outstanding as of September 23, 2003 was 2,747,000.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

                                   MANAGEMENT

         As of  December  1, 2003,  the  executive  officers  and  directors  of
Nutrition Management Services Company (the "Company") are as follows:

                                                                                                     First Year
         Name                              Principal Occupation                         Age        Became Director
         ----                              --------------------                         ---        ---------------

Joseph V. Roberts                 Chairman of the Board and Chief executive              57              1979
                                  Officer of the Company
Kathleen A. Hill                  Secretary and Chief Operating Officer of the           49              1979
                                  Company
Michael Gosman                    Principal at Sabel Investments, Needham,               40              1993
                                  Massachusetts
Samuel R. Shipley, III            Investment Banker-Shipley Raidy Capital                63              1995
                                  Partners, LP Philadelphia, PA
Michelle Roberts-O'Donnell        Vice President Operations & Business               34              1997
                                  Development of the Company
Jane Scaccetti                    CPA, Principal Shareholder Drucker &               49              1994
                                  Development of the Philadelphia, PA
Richard Kresky                    Consultant; Retired Vice President of                  62              1999
                                  Marriott Corporation, Washington, D.C.

          Joseph V. Roberts,  has been Chairman of the Board and Chief Executive
          Officer of the Company since its inception in March, 1979.

          Kathleen A. Hill,  has been President and Chief  Operating  Officer of the Company since June 1995;  Chief  Operating  Officer of the Company from 1991 to 1995;  Senior Vice  President of the Company from 1985 to
          1991; and Secretary of the Company and a Director since 1979.

          Michael  Gosman has been a Principal  at Sabel  Investments,  Needham,
          Massachusetts  since its inception in September  2000.  Prior thereto, from  1997 to  2000,  Mr.  Gosman  was a  Consultant,  Executive  Vice
          President   and   Director   of   CareMatrix   Corporation,   Needham,
          Massachusetts.  He was  Executive  Vice  President of  Continuum  Care
          Corporation,  Wellsley,  MA, from 1990 to 1996.  From 1987 until 1990,
          Mr. Gosman was a financial  analyst with Meditrust located in Waltham,
          MA.

          Samuel R. Shipley, III has been the Managing Director of Shipley Raidy
          Capital Partners, LP, an investment banking firm in West Conshohocken,
          PA  since  1993.  From  1983 to 1993,  Mr.  Shipley  was the  Managing
          Director of Philadelphia  First Group,  an investment  banking firm in
          West  Conshohocken,  PA. For more than fifteen years,  Mr. Shipley has been a senior  executive  in the  investment  banking  industry,  with specialties  in  corporate  finance,  mergers  and  acquisitions,  and valuations.

          Michelle  Roberts-O'Donnell,  has served in various  capacities at the
          Company  since 1987,  most  recently as Vice  President  Operations  &
          Business Development.

          Richard  Kresky is  retired.  Previously  he was  employed in the food services  industry for 35 years,  most  recently as Vice  President of
          Marriott  Corporation,  Washington,  D.C.  He  held  senior  operation positions with Interstate United,  Stouffers and Service Systems prior to their  acquisition by Marriott.  Mr. Kresky is a founding member of the Society for Food Service  Management,  serving  three terms on the
          Board of Directors and a year as the President of the  organization in
          1996.

          Jane Scaccetti has been a shareholder at Drucker & Scaccetti, P.C. and prior  thereto  was a partner at the  accounting  firm of  Laventhol &
          Horwath.  Ms.  Scaccetti  has  over  22  years  experience  in tax and financial services for the family-owned and  entrepreneurially  driven business.

Item 11.  Executive Compensation

                             EXECUTIVE COMPENSATION

         The table set forth below shows all annual and  long-term  compensation for services accrued by the Company for services in all capacities for the years ended June 30, 2003,  2002 and 2001 of those  persons who were, at June 30, 2003
(i) the Chief  Executive  Officer and (ii) the Chief  Operating  Officer,  whose compensation exceeded $100,000 in fiscal year 2003.

                                                  SUMMARY COMPENSATION TABLE (1)

-----------------------------------------------------------------------------------------------------------------------
                                                    Annual Compensation                       Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                             Fiscal     Base                            Award                 All
Name and Capacity Served                     Year       Salary      Bonus      Other    Options   Payouts     Other(2)
------------------------                     ------     -------     -----      -----    -------   -------     --------

Joseph V. Roberts                            2003       312,212       --         0         0         0          67,849
Chairman and Chief Executive Officer         2002       305,004        0         0         0         0          67,320
                                             2001       310,068        0         0         0         0          50,354

Kathleen A. Hill                             2003       228,899        -         0         0         0          5,052
Director, Chief Operating                    2002       222,674        0         0         0         0          4,415
Officer and Secretary                        2001       227,480     60,000       0         0         0          2,249

(1) Presentation of all compensation is on an accrual basis.

(2)   Includes the amount of life insurance premiums paid on behalf of these executives.

                               STOCK OPTION GRANTS

         During the fiscal years ended June 30,  2003,  2002 and 2001 there were no stock options granted to any executive officer of the Company.

EMPLOYMENT AGREEMENTS

         The Company  currently  has no  employment  agreements  with either its
Chairman and Chief Executive Officer or its Chief Operating Officer.

DIRECTORS COMPENSATION

         Directors  who are  employees of the Company do not receive  additional compensation  for  their  services  as  Directors.  Non-employee  Directors  are compensated for their services at the rate of $500 for each meeting attended and
$250 for each meeting participated in by telephone. During the fiscal year ended
June 30, 2003, non-employee Directors received $10,500 in compensation.

EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------
Plan category                      Numbers of securities          Weighted-average        Number of securities
                                   to be issued upon              exercise price of       remaining available
                                   exercise of                    outstanding options,    for future issuance
                                   outstanding options,           warrants and rights     under equity
                                   warrants and rights            (b)                     compensation plans
                                   (a)                                                    (excluding securities
                                                                                          reflected in column
                                                                                          (a))
                                                                                          (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                   82,750                          4.00                   None (1)
----------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders                None                            --                     --
----------------------------------------------------------------------------------------------------------------

(1)  The Company's 1991 Incentive and Non-Qualified Stock Option Plan has expired.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information  concerning ownership of the
Company's  Common Stock,  as of December 1, 2003, by each person known to be the beneficial  owner of more than five percent of the Common Stock,  each director,

nominees  for  director,  and by all  directors  and  executive  officers of the
Company as a group:

                                                                      Percentage of
      Name and Address                         Shares                   Outstanding        Percentage of
      of Beneficial Owner                 Beneficially Owned           Common Stock       Voting Power(1)
      -------------------                 ------------------           ------------       ---------------
Joseph V. Roberts                         1,958,000(2)(3)                 68.8%                74.2%
2071 Kimberton Road
Kimberton, PA 19442
Kathleen A. Hill                            126,233(3)                     4.4%                 3.7%
Michael Gosman                               15,000(4)                      *                    *
Samuel R. Shipley, III                       21,000(5)                      *                    *
Michelle Roberts-O'Donnell(6)                 1,929                         *                    *
Jane Scaccetti                               15,000(4)                      *                    *
Richard Kresky                                7,775                         -                    -
All executive officers and                2,039,937(2)(3)                 70.3%                75.4%
Directors as a Group (7 persons)                   (4)(5)
---------------------
* Less than 1%

(1)  Calculated  on the basis of the Class A Common  Stock  having  one vote per share and the Class B Common Stock having seven votes per share.

(2)  Mr.  Roberts  owns  1,858,000  shares of Class A Common  Stock and  100,000 shares of Class B Common Stock. Mr. Roberts' beneficial  ownership does not include shares held by his adult son and his adult daughter and Mr. Roberts disclaims any beneficial ownership of such stock.

(3)  Mr.  Roberts  has granted Ms.  Hill an  immediately  exercisable  option to purchase  105,000  shares of his Class A Common shares at an exercise price of $4.00 per share. Accordingly,  with respect to shares beneficially owned by all  executive  officers and  Directors,  such  105,000  shares are only counted one time.

(4)  Consists of  presently  exercisable  options to purchase  15,000  shares of
     Class A Common Stock at an exercise price of $4.00 per share.

(5)  Includes presently exercisable options to purchase 15,000 shares of Class A
     Common Stock at an exercise price of $4.00 per share.

(6)  Michelle Roberts-O'Donnell is the daughter of Joseph V. Roberts.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  Company  leases  its  executive  offices  from  Ocean 7,  Inc.,  a corporation wholly owned by Joseph V. Roberts.  The term of the lease is for ten years,  and the Company has the option to renew the lease,  on three  occasions, for additional two-year periods each. Rent for the first five years of the lease is fixed.  Rent for the term remaining  thereafter  shall be determined based on then  prevailing  market rates.  During the fiscal year ended June 30, 2003, the rental expenses paid to Ocean 7, Inc. totaled $255,587.

         Management believes that the terms of the transaction  described herein is comparable to those generally available to unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUTRITION MANAGEMENT SERVICE CORP.

                                   By: /s/ Joseph Roberts
                                       -----------------------------------------
                                       Joseph Roberts, Chairman of the Board
                                       and Chief Executive Officer

Dated:  December 1, 2003

