Form 10-Q
period 2003-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2004-02-17
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

                                       or
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

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of February 14, 2004.

                                TABLE OF CONTENTS

Part I.    Financial Information                                        Page No.
           ---------------------                                        --------

           Consolidated Balance Sheets as of
           December 31, 2003 (unaudited) and June 30, 2003                    2

           Consolidated Statements of Operations for the Three and Six
           Months Ended December 31, 2003 and 2002
           (unaudited)                                                        3

           Consolidated Statements of Cash Flows for the
           Six Months Ended December 31, 2003
           and 2002 (unaudited)                                               4

           Notes to Consolidated Financial Statements                    6 - 10

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    11 - 15

           Item 4 - Controls and Procedures                                  16

Part II.   Other Information                                                 17

           Signatures                                                        18

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31,     June 30,
                                                               2003            2003
                                                               ----            ----
                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                $   763,165     $ 1,360,512
   Accounts receivable, net of allowance for doubtful
   accounts of $2,412,326  and $2,292,326, respectively       3,474,699       2,843,764
   Accrued income                                                85,791          51,147
   Deferred income taxes                                      1,209,454       1,209,454
   Inventory                                                    168,062         155,945
   Prepaid and other                                            423,648         365,558
   Income tax refund                                             63,348          63,348
                                                            -----------     -----------

Total current assets                                          6,188,167       6,049,728
                                                            -----------     -----------

Property and equipment, net                                   7,844,284       8,103,456
                                                            -----------     -----------

Other assets:
   Note Receivable                                              128,816         136,110
   Advances to employees                                        435,283         435,283
   Deferred income taxes                                        212,687         212,687
   Bond issue costs                                             191,491         195,430
   Deferred costs and other assets                               10,020          10,020
                                                            -----------     -----------

Total other assets                                              978,297         989,530
                                                            -----------     -----------

                                                            $15,010,748     $15,142,714
                                                            ===========     ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  December 31,         June 30,
                                                                                      2003              2003
                                                                                      ----              ----
                                                                                  (unaudited)
Current liabilities:
     Current portion of long-term debt                                           $    165,380      $    196,813
     Current portion of note payable                                                  322,946           575,687
     Accounts payable                                                               3,063,578         2,883,496
     Accrued expenses                                                                 362,354           303,756
     Accrued payroll and related expenses                                             241,016           246,622
     Other                                                                            112,034           116,880
                                                                                 ------------      ------------

Total current liabilities                                                           4,267,308         4,323,254
                                                                                 ------------      ------------

Long-Term liabilities:
    Long-term debt, net of current portion                                          5,505,922         5,184,891

    Long Term Note Payable                                                              - 0 -           154,452
                                                                                 ------------      ------------

Total long-term liabilities                                                         5,505,922         5,339,343
                                                                                 ------------      ------------

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                        --                --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding                                                3,801,926         3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                   48                48
     Retained earnings                                                              1,935,107         2,177,706
                                                                                 ------------      ------------
                                                                                    5,737,081         5,979,680

     Less:  treasury stock (Class A common: 253,000 shares) - at cost                (499,563)         (499,563)
                                                                                 ------------      ------------

Total stockholders' equity                                                          5,237,518         5,480,117
                                                                                 ------------      ------------

                                                                                 $ 15,010,748      $ 15,142,714
                                                                                 ============      ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended                  Six months ended
                                                       December 31,                       December 31,
                                                  2003               2002             2003             2002
                                                  ----               ----             ----             ----
Food Service Revenue                         $  7,175,557      $  7,166,653      $ 13,882,411      $ 14,423,053

Cost of operations
     Payroll and related expenses               2,851,728         2,797,621         5,362,130         5,621,275
     Other costs of operations                  2,984,272         3,151,052         5,867,390         6,271,378
                                             ------------      ------------      ------------      ------------
          Cost of operations                    5,836,000         5,948,673        11,229,520        11,892,653
                                             ------------      ------------      ------------      ------------

Gross profit                                    1,339,557         1,217,980         2,652,891         2,530,400
                                             ------------      ------------      ------------      ------------

Expenses
     General and administrative expenses        1,190,626         1,236,910         2,367,466         2,260,433
     Depreciation and amortization                155,547           200,953           309,945           413,806
     Provision for doubtful accounts               60,000             7,262           120,000           192,262
                                             ------------      ------------      ------------      ------------
          Expenses                              1,406,173         1,445,125         2,797,411         2,866,501
                                             ------------      ------------      ------------      ------------

(Loss) from operations                            (66,616)         (227,145)         (144,520)         (336,101)
                                             ------------      ------------      ------------      ------------

Other (expense) income
     Other                                         (4,509)           (6,862)           (9,018)          (20,629)
     Interest income                                1,917             2,185             3,557             4,027
     Interest expense                             (47,441)          (50,395)          (92,624)         (104,459)
                                             ------------      ------------      ------------      ------------
          Other (expense) income - net            (50,033)          (55,072)          (98,085)         (121,061)
                                             ------------      ------------      ------------      ------------

(Loss) before income taxes                       (116,649)     $   (282,217)         (242,605)         (457,162)

Provision for income taxes                              0                 0                 0                 0
                                             ------------      ------------      ------------      ------------

Net Loss                                     $   (116,649)         (282,217)     $   (242,605)     $   (457,162)
                                             ============      ============      ============      ============

Basic and diluted loss
      - basic and diluted                    $      (.04)      $      (.10)      $       (.08)     $      (.16)
                                             ===========       ============      ============      ============

Weighted average number of shares              2,847,000         2,847,000          2,847,000        2,847,000
                                             ===========       ============      ============      ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                       Six Months Ended
                                                                                                         December 31,
                                                                                                   2003             2002
                                                                                                   ----             ----
Operating activities:
Net (Loss)                                                                                     $ (242,605)      $ (457,162)
Adjustments to reconcile net (loss) to net cash provided by/(used in)
operating activities:
     Depreciation and amortization                                                                309,945          413,806
     Provision for bad debts                                                                      120,000          192,262
     Amortization of bond costs                                                                     7,282            7,282

Changes in assets and liabilities:
     Accounts receivable                                                                         (743,640)       1,070,458
     Accrued Income                                                                               (34,644)         (50,883)
     Inventory and other                                                                          (12,118)          92,557
     Accounts payable                                                                             (72,657)        (137,210)
     Accrued expenses                                                                              68,115          (49,050)
     Accrued payroll and related expenses                                                          (5,607)          (1,603)
     Accrued professional                                                                          (9,516)         (28,088)
     Accrued incomes taxes                                                                            -0-           (7,941)
     Other                                                                                        (66,272)        (197,814)
                                                                                              -----------      -----------
Net cash (used in) / provided by operating activities                                            (681,717)         846,614
                                                                                              -----------      -----------
Investing activities:
     Repayment (Advances) to employees                                                                -0-           87,088
     Purchase of property and equipment                                                           (50,774)         (31,311)
                                                                                              -----------      -----------
                                                                                                  (50,774)          55,777
Financing activities                                                                                 --               --
     Repayments of long-term borrowing
     Repayments of long-term payable
     Repayments of term loan                                                                   (1,680,000)        (872,000)
     Proceeds from long term borrowing                                                           (154,453)         (84,247)
Net cash provided by / (used in) financing activities                                             (35,403)         (32,844)
                                                                                                2,005,000          585,000
                                                                                              -----------      -----------
 Net (decrease) / increase in cash                                                                135,144         (404,091)
                                                                                              -----------      -----------

Cash and cash equivalents - beginning of period                                                  (597,347)         498,300
                                                                                              ===========      ===========

Cash and cash equivalents - end of period                                                       1,360,512          593,310
                                                                                              -----------      -----------

Supplemental disclosure of cash flow information:                                             $   763,165      $ 1,091,610
                                                                                              ===========      ===========
Cash paid during the period for:
     Interest                                                                                 $    92,125      $   106,432
     Income taxes                                                                             $      -0-       $   (17,764)

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

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

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2003

2.      NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

3.      EARNINGS PER COMMON SHARE

        Earnings  per common  share  amounts  are based on the  weighted-average number of shares of common  stock  outstanding  during the three and six month  periods  ending  December  31, 2003 and 2002.  Stock  options and warrants  did not impact  earnings  per share  each  period as they were anti-dilutive.

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

                                December 31, 2003

4.      LITIGATION - CONTINUED

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

                                                      Food Service         Training and
                                                      Management           Conference Center        Total
                                                      ----------           -----------------        -----

         For the quarter ended Dec. 31, 2003:
           Food service revenue                       $6,875,555            $  300,002          $ 7,175,557
           Depreciation and amortization                  31,164               124,383              155,547
           Income (loss) from operations                 276,526              (343,142)             (66,616)
           Interest income                                 1,917                 0                    1,917
           Interest expense                              (29,513)              (17,928)             (47,441)
           Income (loss) before taxes                    248,921              (365,570)            (116,649)
           Net income (loss)                             248,921              (365,570)            (116,649)
           Total assets                                6,850,101             8,160,648           15,010,748

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2003

5.     BUSINESS SEGMENTS - CONTINUED

                                                      Food Service         Training and
                                                      Management           Conference Center        Total
                                                      ----------           -----------------        -----
                                                                                                                                           Total
         For the quarter ended Dec. 31, 2002:
           Food service revenue                       $6,859,980            $  306,673          $7,166,653
           Depreciation and amortization                  73,005               127,948             200,953
           Income (loss) from operations                 175,938              (403,083)           (227,145)
           Interest income                                 2,185                 0                   2,185
           Interest expense                              (29,115)              (21,280)            (50,395)
           Income (loss) before taxes                    146,654              (428,871)           (282,217)
           Net income (loss)                             146,654              (428,871)           (282,217)
           Total assets                                7,647,018             8,602,320          16,249,338

                                                      Food Service         Training and
                                                      Management           Conference Center        Total
                                                      ----------           -----------------        -----
         For the six months ended Dec. 31, 2003:
           Food service revenue                       $13,403,435          $  478,976           $13,882,411
           Depreciation and amortization                   61,443             248,502               309,945
           Income (loss) from operations                  565,045            (709,565)             (144,520)
           Interest income                                  3,557               0                     3,557
           Interest expense                               (57,758)            (34,866)              (92,624)
           Income (loss) before taxes                     510,836            (753,441)             (242,605)
           Net income (loss)                              510,836            (753,441)             (242,605)
           Total assets                                 6,850,101           8,160,647            15,010,748

                                                      Food Service         Training and
                                                      Management           Conference Center        Total
                                                      ----------           -----------------        -----

         For the six months ended Dec. 31, 2002:
           Food service revenue                      $13,955,952           $  467,101           $14,423,053
           Depreciation and amortization                 149,236              264,570               413,806
           Income (loss) from operations                 420,283             (756,384)             (336,101)
           Interest income                                 4,027                0                     4,027
           Interest expense                              (60,622)             (43,837)             (104,459)
           Income (loss) before taxes                    352,076             (809,238)             (457,162)
           Net income (loss)                             352,076             (809,238)             (457,162)
           Total assets                                7,647,018            8,602,320            16,249,338

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                December 31, 2003

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

        The maturity date of the revolving  credit faciltiy has been extended to
        March 31, 2005.

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

RESULTS OF OPERATIONS

            Revenues for the quarter ended December 31, 2003 were $7,175,557, an
increase  of  $8,904  or  .1%  compared  to  revenues  of  $7,166,653   for  the
corresponding  quarter  last  year.  Revenues  for the six  month  period  ended
December 31, 2003 were  $13,882,411,  a decrease of $540,642 or 3.9% compared to the corresponding period in 2002. This change is primarily due to the net impact of revenues from lost contracts versus revenues from new contracts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

            Costs  of  operations  for  the  current  quarter  were  $5,836,000, compared  to  $5,948,673  for similar  expenses in the same period last year,  a decrease of $112,673 or 1.9%.  For the six month period ended December 31, 2003, cost of operations were $11,229,520, compared to $11,892,653 for the same period last year, a decrease of $663,133 or 5.9% compared to the  corresponding  period in 2002.  This decrease in cost of services is due to lower revenues  during the six month  period  partially  offset by  inflationary  price,  wage and  expense increases.

            Gross Profit for the quarter was $1,339,557, compared to $1,217,980, an increase of $121,577 or 9.0%.  For the six month  period  ended  December 31,
2003, gross profit was $2,652,891  versus  $2,530,400 an increase of $122,491 or
4.6%. These increases are due to the cancellation of non performing contracts.

            General and administrative  expenses for the quarter were $1,190,626 or 16.6% of  revenue,  compared to  $1,236,910  or 17.3% of revenue for the same quarter  last year,  a  decrease  of  $46,284.  For the six month  period  ended
December 31, 2003 general and administrative  expenses were $2,367,466  compared to $2,260,433 for the  corresponding  period last year, an increase of $107,033.
The  increase  for the six month  period  versus the prior year is due to higher fixed costs within the general and administrative expenses in the first quarter.

            Provision for doubtful accounts for the quarter was $60,000 compared to $7,262 for the  corresponding  quarter  last year.  For the six month  period ended December 31, 2003 provision for doubtful accounts was $120,000 compared to
$192,262 for the same period last year. The increase in the current quarter is a result of a cash recovery of $141,738 of accounts receivable previously reserved as uncollectible, being utilized to increase the allowance for doubtful accounts in the 2002 quarter.  For the six month period lower sales volume contributed to the decrease.

            Interest expense for the quarter totaled $47,441 compared to $50,395 for the same period last year. For the six month period ended December 31, 2003, interest  expense was $92,624  versus  $104,459 in the  corresponding  period in
2002.  The  decrease  in  interest  expense  is a  result  of the  repayment  of borrowings as well as a reduction in interest rates.

            For the  reasons  stated  above net loss after taxes for the quarter
ended  December  31,  2003  was  ($116,649)   compared  to  ($282,217)  for  the
corresponding  quarter last year. Net loss per share for the current quarter was
$0.04 compared to net loss per share of $0.10 for the corresponding quarter last year.

            Net loss for the six month period was ($242,605)  versus  ($457,162)
for the corresponding  period last year. Net loss per share was ($0.08) compared to net loss per share of ($0.16) for the same period last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 2003, the Company had working capital of $1,920,857.

            OPERATING ACTIVITIES.  Cash consumed in operations for the six month period  ended  December  31,  2003 was  $681,717  compared  to cash  provided by operations of $846,614 for the six months ended  December 31, 2002.  The current period's activity is primarily due to an increase in accounts receivable.

            INVESTING ACTIVITIES.  Investing activities consumed $50,774 in cash in the current  period  compared to $55,777 in cash  provided in the same period last year.

            FINANCING  ACTIVITIES.  Current period financing activities provided
$135,144 in cash compared to $404,091 consumed in the same period last year. The change is attributable to $1,869,856 of debt repayments  offset by $2,005,000 of debt proceeds.

            CAPITAL  RESOURCES.  The Company has certain credit  facilities with its bank including a revolving  credit of  $3,500,000.  At December 31, 2003 the
Company had $534,078 available under its revolving credit facility.  The Company issued two series of Industrial  Bonds totaling  $3,560,548 in December of 1996.
The outstanding  balance on the bonds was $2,675,000 as of December 31, 2003. On
October  20,  2003 the  Company  entered  into an  amended  agreement.  The Loan
Facility  contains  certain  covenants  that  include   maintenance  of  certain
financial  ratios,  maintenance of minimum levels of working  capital as well as affirmative  and  negative  covenants.  The  Company  is  current  with  all its obligations to its bank and on its bonds and has met all financial  covenants in its loan documents.

                                                                 Payment Due By Period
                                            ---------------------------------------------------------------------------------------
                                                             Less
          Contractual                                        than 1         1 - 3              4 - 5                After 5
          Obligations                       Total             year          years              years                 years
          --------------------------------------------------------------------------------------------------------------------------
          Long-Term Debt*                $5,671,302        $165,380      $3,260,922           $335,000            $1,910,000
          Operating Leases                   46,449          18,580          27,869                  0                     0
          Total Contractual Cash
          Obligations                    $5,717,751        $183,960      $3,288,791           $335,000            $1,910,000
          --------------------------------------------------------------------------------------------------------------------------

  *         Long-Term  Debt  includes a  $2,965,922  outstanding  balance on the revolving line of credit,  leaving $534,078 available for borrowings under the $3,500,000 revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

                                                                           Amount of Commitment Expiration
                                                                                  Per Period
                                                           ----------------------------------------------------------------
          Other Commercial              Total Amounts      Less than       1 - 3                4 - 5            Over 5
             Commitments                  Committed          1 year        years                years             years
          -----------------------------------------------------------------------------------------------------------------
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

            Based upon its present  plans,  management  believes that  operating cash flow,  available  cash and available  credit  resources will be adequate to make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the  Company and to meet  anticipated  capital  expenditure  needs during the 12 months ending December 2004. In addition,  the Company anticipates the sale of certain land adjacent to its Collegeville  facility that it believes will net cash proceeds of not less than $2,000,000 during the fiscal year ending
June 30, 2004.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

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

Item 3.    Defaults Upon Senior Securities                               None

Item 4.    Submission of Matters to a Vote of Security Holders           None

Item 5.    Other Information                                             None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                31.1    Certification  of Chief  Executive  Officer  pursuant to
                        Rule 13a-14(a)  under the Securities and Exchange Act of
                        1934,  as  adopted   pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.
                31.2    Certification of Principal Financial Officer pursuant to
                        Rule 13a-14(a)  under the Securities and Exchange Act of
                        1934,  as  adopted   pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.
                32.1    Certification of Chief Executive  Officer pursuant to 18
                        U.S. C. Section 1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002.
                32.2    Certification of Principal Financial Officer pursuant to
                        18 U.S. C. Section 1350, as adopted  pursuant to Section
                        906 of the Sarbanes- Oxley Act of 2002.

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

Date:  February 14, 2004

