Form 10-Q
period 2004-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2004-05-24
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2004
                                      --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days Yes X No    .
                                     --    --
Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2) Yes    No X .
                                        --   --

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of May 17, 2004.

                                TABLE OF CONTENTS

Part I.       Financial Information                                    Page No.
              ---------------------                                    -------

              Consolidated Balance Sheets as of
              March 31, 2004 (unaudited) and June 30, 2003               2-3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended March 31, 2004 and 2003
              (unaudited)                                                4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended March 31, 2004
              and 2003 (unaudited)                                       5

              Notes to Consolidated Financial Statements                 6-10

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11-15

              Item 4 - Controls and Procedures                           16

Part II.      Other Information                                          17

              Signatures                                                 18

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             March 31,        June 30,
                                                               2004             2003
                                                            -----------     -----------
                                                            (unaudited)

Current assets:
   Cash and cash equivalents                                $ 1,240,680     $ 1,360,512
   Accounts receivable, net of allowance for doubtful
   accounts of $2,472,326  and $2,292,326, respectively       2,676,731       2,843,764
   Accrued income                                               124,311          51,147
   Deferred income taxes                                      1,209,454       1,209,454
   Inventory                                                    151,995         155,945
   Prepaid and other                                            390,544         365,558
   Income tax refund                                             63,348          63,348
                                                            -----------     -----------
Total current assets                                          5,857,063       6,049,728
                                                            -----------     -----------
Property and equipment, net                                   7,690,325       8,103,456
                                                            -----------     -----------

Other assets:
   Notes Receivable                                             124,833         136,110
   Advances to employees                                        435,283         435,283
   Deferred income taxes                                        212,687         212,687
   Bond issue costs                                             187,849         195,430
   Deferred costs and other assets                               11,322          10,020
                                                            -----------     -----------
Total other assets                                              971,974         989,530
                                                            -----------     -----------

                                                            $14,519,362     $15,142,714
                                                            ===========     ===========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,          June 30,
                                                                                     2004               2003
                                                                                 ------------      ------------
                                                                                 (unaudited)
Current liabilities:
     Current portion of long-term debt                                           $    147,174      $    196,813
     Current portion of note payable                                                  238,700           575,687
     Accounts payable                                                               2,969,983         2,883,496
     Accrued expenses                                                                 172,929           303,756
     Accrued payroll and related expenses                                             221,170           246,622
     Other                                                                            180,344           116,880
                                                                                 ------------      ------------

Total current liabilities                                                           3,930,300         4,323,254
                                                                                 ------------      ------------

Long-Term liabilities:
    Long-term debt, net of current portion                                          5,471,922         5,184,891
    Long Term Note Payable                                                              - 0 -           154,452
                                                                                 ------------      ------------

Total long-term liabilities                                                         5,471,922         5,339,343

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none
            issued or outstanding                                                          --                --

     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued and
               2,747,000 outstanding, respectively                                  3,801,926         3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                   48                48
     Retained earnings                                                              1,814,729         2,177,706
                                                                                 ------------      ------------
                                                                                    5,616,703         5,979,680

     Less:  treasury stock (Class A common: 253,000 shares) - at cost                (499,563)         (499,563)
                                                                                 ------------      ------------

Total stockholders' equity                                                          5,117,140         5,480,117
                                                                                 ------------      ------------
                                                                                 $ 14,519,362      $ 15,142,714
                                                                                 ============      ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended                      Nine months ended
                                                       March 31,                               March 31,

                                                  2004              2003             2004                2003
                                             ------------      ------------      ------------      ------------
Food Service Revenue                         $  7,141,972      $  6,358,301      $ 21,024,382      $ 20,781,354

Cost of operations
     Payroll and related expenses               2,926,771         2,645,415         8,288,901         8,266,690
     Other costs of operations                  2,873,948         2,615,696         8,741,337         8,887,074
                                             ------------      ------------      ------------      ------------
          Cost of operations                    5,800,719         5,261,111        17,030,238        17,153,764

Gross profit                                    1,341,253         1,097,190         3,994,144         3,627,590
                                             ------------      ------------      ------------      ------------

Expenses
     General and administrative expenses        1,202,066         1,071,604         3,569,531         3,332,037
     Depreciation and amortization                152,398           201,808           462,343           615,614
     Provision for doubtful accounts               60,000            85,999           180,000           278,261
                                             ------------      ------------      ------------      ------------
          Expenses                              1,414,464         1,359,411         4,211,874         4,225,912
                                             ------------      ------------      ------------      ------------

(Loss) from operations                            (73,211)         (262,221)         (217,730)         (598,322)
                                             ------------      ------------      ------------      ------------

Other (expense) income
      Other                                        (4,624)           (4,508)          (13,642)          (25,137)
     Interest income                                3,067             3,832             6,623             7,859
     Interest expense                             (45,610)          (43,862)         (138,234)         (148,321)
                                             ------------      ------------      ------------      ------------
          Other (expense) income - net            (47,167)          (44,538)         (145,253)         (165,599)
                                             ------------      ------------      ------------      ------------

(Loss) before income taxes                       (120,378)         (306,759)         (362,983)         (763,921)

Provision for income taxes                              0                 0                 0                 0
                                             ------------      ------------      ------------      ------------

Net Loss                                     $   (120,378)         (306,759)     $   (362,983)     $   (763,921)
                                             ============      ============      ============      ============

Basic and diluted loss
      - basic and diluted                    $       (.04)     $       (.11)     $       (.13)     $       (.27)
                                             ============      ============      ============      ============

Weighted average number of shares               2,847,000         2,847,000         2,847,000         2,847,000
                                             ============      ============      ============      ============

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                              Nine Months Ended
                                                                                    March  31,
                                                                               2004           2003
                                                                          -----------      -----------

Operating activities:
Net (loss)                                                                ($  362,983)     ($  763,921)
Adjustments to reconcile net (loss) to net cash provided by/(used in)
operating activities:
     Depreciation and amortization                                            462,343          615,614
     Provision for bad debts                                                  180,000          278,261
     Amortization of bond costs                                                10,923           10,923

Changes in assets and liabilities:
     Accounts receivable                                                       (1,690)       1,107,890
     Accrued income                                                           (73,164)        (140,666)
     Inventory and other                                                      (22,338)          72,083
     Accounts payable                                                        (250,500)        (276,169)
     Accrued expenses                                                        (110,383)        (146,451)
     Accrued payroll and related expenses                                     (25,452)          37,622
     Accrued professional                                                     (20,444)         (26,083)
     Accrued incomes taxes                                                         (0)          (9,691)
     Other                                                                     60,129         (128,213)
                                                                          -----------      -----------
Net cash (used in) / provided by operating activities                        (153,558)         631,198
                                                                          -----------      -----------

Investing activities:
     Repayment (Advances) to employees                                              0           86,363
     Purchase of property and equipment                                       (49,212)         (70,587)
                                                                          -----------      -----------
     Net cash (used in) /provided by investing activities                     (49,212)          15,776
                                                                          -----------      -----------

Financing activities
     Repayments of long-term borrowing                                     (2,664,000)      (1,386,900)
     Repayments of long-term payable                                         (154,452)         (84,247)
     Repayments of term loan                                                  (53,609)         (49,768)
     Proceeds from long term borrowing                                      2,955,000        1,099,900
                                                                          -----------      -----------
Net cash (used in) / provided by financing activities                          82,939         (421,015)
                                                                          -----------      -----------
  Net (decrease)/increase in cash and cash equivalents                       (119,832)         225,959
                                                                          -----------      -----------
Cash and cash equivalents - beginning of period                             1,360,512          593,310
                                                                          -----------      -----------
Cash and cash equivalents - end of period                                 $ 1,240,680      $   819,269
                                                                          ===========      ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                             $   138,144      $   152,393
     Income taxes                                                         $     2,040      $   (15,644)

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NUTRITION MANAGEMENT SERVICES COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

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

                                 March 31, 2004

2.  NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

3.  Earnings Per Common Share

    Earnings per common share amounts are based on the  weighted-average  number of  shares of  common  stock  outstanding  during  the three and nine  month periods  ended March 31, 2004 and 2003.  Stock  options and warrants did not impact earnings per share each period as they were anti-dilutive.

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

                                 March 31, 2004

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

                                                  Food Service    Training and
                                                  Management      Conference Center        Total
                                                  ----------      -----------------        -----

     For the quarter ended Mar. 31, 2004:
       Food service revenue                     $  6,925,999      $    215,973      $  7,141,972
       Depreciation and amortization                  28,291           124,107           152,398
       Income (loss) from operations                 218,387          (291,598)          (73,211)
       Interest income                                 3,067                 0             3,067
       Interest expense                              (28,667)          (16,943)          (45,610)
       Income (loss) before taxes (benefit)          192,675          (313,053)         (120,378)
       Net income (loss)                             192,675          (313,053)         (120,378)
       Total assets                                6,515,902         8,003,460        14,519,362

                                                  Food Service    Training and
                                                  Management      Conference Center        Total
                                                  ----------      -----------------        -----

     For the quarter ended Mar. 31, 2003:
       Food service revenue                     $  6,212,344      $    145,957      $  6,358,301
       Depreciation and amortization                  73,927           127,881           201,808
       Income (loss) from operations                 157,066          (419,287)         (262,221)
       Interest income                                 3,832                 0             3,832
       Interest expense                              (25,146)          (18,716)          (43,862)
       Income (loss) before taxes (benefit)          135,752          (442,511)         (306,759)
       Net income (loss)                             135,752          (442,511)         (306,759)
       Total assets                                7,280,692         8,476,017        15,756,709

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 March 31, 2004

5.  BUSINESS SEGMENTS - CONTINUED

                                                  Food Service    Training and
                                                  Management      Conference Center            Total
                                                  ----------      -----------------            -----
For the nine months ended Mar. 31, 2004:
  Food service revenue                          $ 20,329,434         $    694,948         $ 21,024,382
  Depreciation and amortization                       89,735              372,608              462,343
  Income (loss) from operations                      783,432           (1,001,162)            (217,730)
  Interest income                                      6,615                    8                6,623
  Interest expense                                   (86,424)             (51,810)            (138,234)
  Income (loss) before taxes (benefit)               703,511           (1,066,493)            (362,983)
  Net income (loss)                                  703,511           (1,066,493)            (362,983)

                                                  Food Service    Training and
                                                  Management      Conference Center            Total
                                                  ----------      -----------------            -----

For the nine months ended Mar. 31, 2003:
  Food service revenue                          $ 20,168,296         $    613,058         $ 20,781,354
  Depreciation and amortization                      223,163              392,451              615,614
  Income (loss) from operations                      577,349           (1,175,671)            (598,322)
  Interest income                                      7,859                    0                7,859
  Interest expense                                   (85,768)             (62,553)            (148,321)
  Income (loss) before taxes (benefit)               487,828           (1,251,749)            (763,921)
  Net income (loss)                                  487,828           (1,251,749)            (763,921)

                      NUTRITION MANAGEMENT SERVICES COMPANY

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                 March 31, 2004

6.  REVOLVING CREDIT FACILITY

    In February  2001,  the Company  executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds,  totaling  $4,000,000 and
    $3,065,000,  respectively.  In March 2003, the revolving credit was extended from  March 31,  2004 to  December  31,  2004 and the  letters of credit are available  for four years  with  annual  renewals.  At March 31,  2004,  the
    Company had available  approximately  $568,078  under the revolving  credit.
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

    At June 30, 2003 the Company was not in compliance with these covenants.  On
    October 20,  2003,  the Company  entered  into an amended  credit  agreement whereby the  non-compliance  at June 30,  2003 was waived and new  financial covenants were negotiated through June 30, 2004, which reflect the Company's current operating projections.  As a condition of obtaining said waivers and amendments,  the Loan Facility  availability  was reduced from $4,000,000 to
    $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolver  note. At March 31, 2004 the
    Company was current  with all its  obligations  to its bank and on its bonds and has met all financial covenants in its loan documents.

    The maturity date of the revolving credit facility has been extended to June
    30, 2005.

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

RESULTS OF OPERATIONS

     Revenues for the quarter ended March 31, 2004 were $7,141,972,  an increase of $783,671 or 11.0%  compared to revenues of $6,358,301  for the  corresponding quarter last year.  Revenues for the nine month period ended March 31, 2004 were
$21,024,382,  an  increase of  $243,028  or 1.2%  compared to the  corresponding period in 2003.  These increases are primarily due to the net impact of revenues from new contracts versus revenues from lost contracts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

     Costs of operations for the current  quarter were  $5,800,719,  compared to
$5,261,111  for similar  expenses  in the same period last year,  an increase of
$539,608  or 9.3%.  For the nine month  period  ended  March 31,  2004,  cost of operations  were  $17,030,238,  compared to $17,153,764 for the same period last year,  a decrease  of $123,526 or .8%  compared to the  corresponding  period in
2003.  This  increase in cost of services is due to higher  revenues  during the periods and inflationary  price,  wage and expense  increases along with payroll and related costs for new contracts.

     Gross Profit for the quarter was  $1,341,253,  compared to  $1,097,190,  an increase of $244,063 or 18.2%.  For the nine month  period ended March 31, 2004, gross profit was $3,994,144  versus  $3,627,590 an increase of $366,554 or 9.2%.
These increases are primarily due to higher  revenues  during the period.  Gross profit as a percentage  of revenue for the quarter was 19% compared to 17.5% for the same period last year. For the nine month period ended March 31, 2004, gross profit as a percentage of revenue was 18.8% compared to 17.3%.  These  increases are due to the cancellation of non performing contracts.

     General and  administrative  expenses  for the quarter were  $1,202,066  or
16.8% of  revenue,  compared  to  $1,071,604  or 16.8% of  revenue  for the same quarter  last year,  an increase of  $130,462.  For the nine month  period ended
March 31, 2004, general and administrative  expenses were $3,569,532 compared to
$3,332,037  for the  corresponding  period last year,  an increase of  $237,495.
These   increases  are  due  to  higher  fixed  costs  within  the  general  and administrative expenses.

     Provision  for doubtful  accounts  for the quarter was $60,000  compared to
$85,999 for the corresponding quarter last year. For the nine month period ended
March 31,  2004,  provision  for  doubtful  accounts  was  $180,000  compared to
$278,261 for the same period last year. The aforementioned  decreases are due to increased  collection  activities,  which led to overall  declines  in  accounts receivable and associated risk.

     Interest  expense for the quarter totaled  $45,610  compared to $43,862 for the same  period last year.  For the nine month  period  ended  March 31,  2004, interest  expense was $138,234 versus $148,321 for the  corresponding  period in
2003. The decrease in interest  expense for the nine month period is a result of the repayment of long term borrowings and lower interest rates. The average rate for the nine month  period ended March 31, 2004 was 4.1% as compared to 4.3% for same period last year.

     For the reasons  stated  above net loss after  taxes for the quarter  ended
March 31, 2004 was  ($120,378)  compared  to  ($306,759)  for the  corresponding quarter  last  year.  Net loss per share for the  current  quarter  was  ($0.04)
compared to net loss per share of ($0.11)  for the  corresponding  quarter  last year.

     Net loss for the nine month period was ($362,983) versus ($763,921) for the corresponding period last year. Net loss per share for the nine month period was
($0.13) compared to net loss per share of ($0.27) for the same period last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Company had working  capital of $1,926,763  compared to $1,726,474 at June 30, 2003, an increase of $200,289.

     OPERATING ACTIVITIES. Cash consumed in operations for the nine month period ended March 31, 2004 was $153,559  compared to cash  provided by  operations  of
$631,198 for the nine months ended March 31, 2003. The current period's activity is primarily due to a reduction of accounts payable.

     INVESTING ACTIVITIES.  Investing activities consumed $49,212 in cash in the current  period  compared  to $15,766 in cash  provided  in the same period last year.

     FINANCING ACTIVITIES.  Current period financing activities provided $82,939 in cash compared to $421,015  consumed in the same period last year.  The change is attributable  to $2,872,061 of debt  repayments  offset by $2,955,000 of debt proceeds.

     CAPITAL RESOURCES.  The Company has certain credit facilities with its bank including a revolving credit line of $3,500,000.  At March 31, 2004, the Company had $568,078  available under its revolving credit facility.  The Company issued two  series of  Industrial  Bonds  with a face  amount  totaling  $3,500,000  in
December 1996. The  outstanding  balance on the bonds was $2,675,000 as of March
31, 2004. On October 20, 2003 the Company entered into an amended agreement. The
Loan Facility  contains  certain  covenants that include  maintenance of certain financial  ratios,  maintenance of minimum levels of working  capital as well as affirmative and negative  covenants.  The maturity date of the revolving  credit line has been  extended to June 30,  2005.  The Company is current  with all its obligations to its bank and on its bonds and has met all financial  covenants in its loan documents.

As of March 31, 2004
                                                                       Payment Due By Period
                                          ------------------------------------------------------------------------------------
                                                               Less
      Contractual                            Total            than 1          1-3 years            4-5              After 5
      Obligations                                              year                               years              years
------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt*                           $5,619,096        $  147,174        $3,226,922        $  335,000        $1,910,000

Operating Leases                             107,098            41,702            65,396                 0                 0

Total Contractual Cash Obligations        $5,726,194        $  188,876        $3,292,318        $  335,000        $1,910,000

o    Long-Term Debt includes a $2,931,922  outstanding  balance on the revolving line of  credit,  leaving  $568,078  available  for  borrowings  under  the
     $3,500,000 revolving line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

                                                                     Amount of Commitment Expiration
                                                                                Per Period
                                                      -----------------------------------------------------------------
  Other Commercial                 Total Amounts      Less than          1 - 3 years          4-5              Over 5
      Commitments                    Committed         1 year                               years              years
-----------------------------------------------------------------------------------------------------------------------
Lines of Credit                     $3,500,000        $        0        $3,500,000        $        0        $        0

Standby Letter of Credit             3,065,000                           3,065,000                 0                 0

Total Commercial Commitments        $6,565,000        $        0        $6,565,000        $        0        $        0

     A  substantial  portion of the Company's  revenues are  dependent  upon the payment  of its fees by  customer  healthcare  facilities,  that,  in turn,  are dependent  upon  third-party  payers  such as state  governments,  Medicare  and
Medicaid. Delays in payment by third-party payers,  particularly state and local governments, may lead to delays in collection of accounts receivable.

     Based upon its present plans, management believes that operating cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the 12 months ending March 2005. In addition,  the Company  anticipates the sale of certain land adjacent to its  Collegeville Inn facility that it believes will net  cash  proceeds  of not  less  than  $2,000,000.  However,  there  can be no assurance  that the  Company  will in fact sell such land or as to the amount of such proceeds.

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

                                        Nutrition Management Services Company

                                         /s/ Joseph V. Roberts
                                        ----------------------------------------
                                        Joseph V. Roberts
                                        Chairman and Chief Executive Officer

                                         /s/ Linda J. Haines
                                        ----------------------------------------
                                        Linda J. Haines
                                        (Principal Financial Officer)

Date:  May 24, 2004

