Form 10-K
period 2004-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2004-12-21
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE  SECURITIES  EXCHANGE ACT OF  1934 (Fee  required)

     For Fiscal year ended June 30, 2004
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
Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).    YES:        NO  X
                                             ---       ---

The aggregate  market value of voting stock (Class A Common Stock, no par value)
held by  non-affiliates of the Registrant as of March 31, 2004 was approximately
$205,576.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 7, 2004, there was outstanding 2,494,000 share of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the Registrant's Class B Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

The information required by Part III for Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

This report consists of consecutively numbered pages (inclusive of all exhibits and including this cover page). The Exhibit Index appears on page 21.

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

On May 31, 1994, the Company purchased  twenty-two (22) acres of land containing a  40,000  square  foot  building  formerly  used as a  restaurant  and  banquet facility.  The  Company  renovated  the  property  to serve  as a  comprehensive training facility for Company employees.  In addition,  the facility serves as a showroom for  prospective  customers who can observe the Company's  programs for nursing  and  retirement  home  dining and  hospital  cafeteria  operations.  In
September  1997,  the  Company  opened  the  retail  restaurant  portion  of the
Collegeville  Inn Conference & Training  Center.  In connection  therewith,  the
Company  expended  approximately  $6,000,000  in  renovation  work  through  the issuance of two twenty-year bonds dated December 1996 and working  capital.  The
Company  opened the banquet and training  division  during its second quarter of fiscal year 1998.  The  remaining  division of the  project  was  available  for operations in the third quarter of fiscal 2000. On September 8, 2004 the Company entered into an agreement of sale for the land adjacent to its  Collegeville Inn
Conference & Training Center.  The agreement  provides for an initial deposit of
$10,000 within ten days of the effective date of the agreement,  with additional deposits of $50,000 and $25,000  payable to the Company upon the  occurrence  of certain events,  including,  but not limited to, zoning approvals.  The deposits are non-refundable upon the end of a 120-day inspection period,  which commenced on the date the Buyer  received a fully  executed  original of the  agreement of sale.  Pursuant to the terms of the  agreement of sale,  the Company may realize gross  proceeds of not less than  $1,710,000.  However,  the Company may realize gross  proceeds in excess of  $1,710,000,  if the buyer is able to maximize  the yield of the property.  The agreement of sale  provides  that  settlement  occur within twenty-four months of the date of the agreement, however, upon payment of additional  deposits,  settlement  may be extended an additional  twelve months.
Upon  closing of the  transaction,  the Company  plans on using the  proceeds to retire a proportional  amount of outstanding  debt associated with the parcel of land.  There can be no assurance that the sale of this land will be completed in accordance with the terms of the agreement of sale.

The Company realizes that in order to reduce continuing  operating losses it may have to  dispose of certain  assets,  including  its  research  and  development facility,  the Collegeville  Inn Conference and Training Center.  The Company is
exploring  all  reasonable   alternatives  to  improve  its  operating  results,
including  but not limited to,  increasing  food service  revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill products,  the sale or lease of all or part of the  Collegeville  Inn Conference and Training Center,  sale of excess land at the Collegeville Inn Conference and
Training Center and reduction of operating  expenses.  There can be no assurance as to the success of any or all of these alternatives.

Financial Information About Industry Segments

See Note P on page F-19 of the Consolidated Financial Statements.

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

Market for Services

The market for the Company's  services  consists of a large number of facilities involved  in various  aspects of the  continuing  care and health  care  fields, including nursing homes,  retirement  communities,  hospitals and rehabilitation centers.  Such  facilities  may be specialized  or general,  privately  owned or publicly  traded,  for  profit or  not-for-profit  and may serve  residents  and patients on a continuing or short-term basis.

Service Agreements

The Company provides its services under several different financial arrangements including  a fee basis and  profit  and loss  basis.  As of June 30,  2004,  the
Company provided services under various service agreements at 67 facilities.  At certain of these  facilities,  the  Company  has  contracts  to provide  vending services and  housekeeping  services in addition to the contract to provide food services.  Most of these  contracts  have one year  terms and are  automatically renewable at the end of each service year. The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

In consideration  for providing its services,  the Company expects to be paid by its clients in accordance  with the credit terms agreed upon which range from 30 days to 90 days.

Major Customer

The Company  had sales to one  customer,  Hebrew  Hospital  Homes,  representing approximately  28%,  26% and 15% of total  revenues for the years ended June 30,
2004,  2003 and  2002,  respectively.  The loss of this  customer  could  have a material adverse effect on the Company's future results of operations.

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

Employees

At June 30, 2004, the Company employed a total of  approximately  370 employees.
Approximately  190 of those  employees serve in various  executive,  management, administrative,  quality  assurance  and sales  capacities.  The  remaining  180
employees  are  primarily  dietary  and  housekeeping   workers.   Approximately
twenty-three (23%) percent of the Company's dietary and housekeeping workers are
covered  by  a  collective  bargaining   agreement.   The  Company's  collective
bargaining  agreement  commenced  in 2003 and ends in 2006.  The  Company  makes contributions  to the  union's  benefits  funds as  required  by the  collective bargaining agreement. The Company considers relationships with its employees and unions to be satisfactory.

Purchasing

For the years ending June 30,  2004,  2003 and 2002,  respectively,  the Company purchased  34%, 23% and 24% of its food and non-food  products  from one vendor, respectively.  While the Company maintains a good relationship with this vendor, in the event of a disruption in the Company's  relationship  with this vendor or any disruption in the vendor's  business,  the Company has alternate  sources of supply for its food and non-food products.

Financial Information About Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 2 - PROPERTIES

The  Company  leases  its  corporate  offices,  located at 725  Kimberton  Road,
Kimberton, Pennsylvania 19442, which consists of approximately 8,500 square feet from Ocean 7, Inc., a corporation  controlled by the Chief Executive  Officer of the  Company.  The  initial  term of the  lease  expired  on June  30,  2003 and continues on a  month-to-month  lease based on terms generally  similar to those prevailing  to unrelated  parties.  During the three years ending June 30, 2004,
2003 and 2002,  the  Company  paid the  related  entity  rent in the  amounts of
$273,043, $255,587 and $242,252,  respectively.  The Company leases an apartment from a corporation controlled by a related party to accommodate visiting clients and employees.

In  addition,  the Company is provided  with office  space at each of its client facilities.

The  Company  owns  approximately  twenty-two  acres  of land  in  Collegeville,
Pennsylvania,  upon  which  construction  was  completed  in 1997.  The  Company renovated  an  existing  40,000  square  foot  building  to serve as a  training facility and conference center. On September 8, 2004 the Company entered into an agreement of sale for the land adjacent to its  Collegeville  Inn facility.  The agreement provides for the initial deposit within ten days of the effective date of  the  agreement,  with  additional  deposits  due  to the  Company  upon  the occurrence of certain events,  including,  but not limited to, zoning approvals.
Pursuant to the terms of the  agreement of sale,  the Company may realize  gross proceeds of not less than  $1,710,000.  However,  the Company may realize  gross proceeds in excess of $1,710,000,  if the buyer is able to maximize the yield of the property.

The Company presently owns food service equipment,  computers, office furniture, and equipment,  automobiles and trucks.  Management believes that all properties
and  equipment  are  sufficient  for  the  conduct  of  the  Company's   current
operations.

ITEM 3 - LEGAL PROCEEDINGS

On February  7, 2001,  the Company  filed a suit  against a major  client in the
Court  of  Common  Pleas  in  Chester  County,   Pennsylvania.   This  suit  has
subsequently  been removed to the United States  District  Court for the Eastern
District  of  Pennsylvania.  In the  lawsuit,  the Company made various  claims, including among others a claim that the client failed to pay approximately  $2.1 million in invoiced amounts, a claim that the client failed to pay approximately
$1 million in other amounts owing, a claim for  reimbursement for start up costs in an amount in excess of $400,000,  a claim for over $2 million in lost profits
(or,  alternatively,  a claim for  reimbursement  for over  $300,000  in credits issued in exchange  for the promise to extend the  arrangement),  a claim in the nature of treble  damages and counsel  fees,  and other  claims.  The client has filed a  counterclaim  which the  Company is  contesting  as part of the overall proceedings. The case is currently listed for trial in early 2005.

The Company is involved in litigation with two separate construction contractors related to the renovations of Collegeville  Inn Conference and Training  Center.
The Company denies its liability for each claim and has asserted offsets against the amounts claimed. One case is listed for trial in early 2005, while the other case is in discovery.

Although  it is not  possible  to predict  with  certainty  the outcome of these unresolved legal actions or the range of possible loss or recovery,  the Company believes these  unresolved  legal actions will not have a material effect on its financial  position or results of  operations.

In  addition  to the  litigation  described  above,  the  Company  is exposed to asserted and unasserted claims in the normal course of business.  In the opinion of management,  the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                  Fiscal 2004             High            Low
                  --------------          ----            ---
                  Fourth Quarter          $1.15           $0.22
                  Third Quarter            0.22            0.20
                  Second Quarter           0.21            0.20
                  First Quarter            0.21            0.20

                  Fiscal 2003             High            Low
                  -----------             ----            ---
                  Fourth Quarter          $0.30           $0.20
                  Third Quarter            0.20            0.20
                  Second Quarter           0.39            0.20
                  First Quarter            0.35            0.21

The  prices   presented  are  bid  prices,   which   represent   prices  between
broker-dealers  and  do  not  include  retail  mark-ups  and  mark-downs  or any commission  to the  broker-dealer.  The above  prices do not  reflect  prices in actual transactions.

HOLDERS

As of December  7, 2004,  there were  approximately  43 holders of record of the
Class A Common Stock.

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

                                                             Years ended June 30

                                       2004          2003              2002           2001             2000
                                       ----          ----              ----           ----             ----

Revenue                          $ 27,999,905    $ 27,306,030    $ 29,906,631    $ 40,870,720    $ 42,613,918
Gross profit                        5,257,520       4,621,590       6,223,884       7,621,056       8,588,173
(Loss) Income from
Operations                           (856,851)     (1,099,435)        (86,087)        138,720         810,718
Other income
(expense)                            (195,283)       (217,393)       (290,616)       (462,885)       (467,238)

Net (loss) income                    (850,434)       (819,441)       (286,724)       (315,952)        163,018

Per share of common stock (basic and diluted):

Net (loss) income               ($       0.30)   ($      0.29)   ($      0.10)   ($      0.11)   $        .06
                                 ============    ============    ============    ============    ============

Weighted average
common shares
outstanding                         2,847,000       2,847,000       2,847,000       2,847,000       2,859,959
                                 ============    ============    ============    ============    ============

                                                                   As of June 30
                                                                   -------------

                                       2004          2003              2002           2001             2000
                                       ----          ----              ----           ----             ----

Working  capital                 $    226,441     $ 1,726,474     $ 2,923,148     $ 2,875,949    $  4,554,099
Total Assets                       14,279,295      15,142,714      17,352,016      18,504,547      20,166,854

Long-term debt                      5,376,922       5,339,343       6,273,998       6,453,248       8,002,784

Stockholders' equity                4,629,683       5,480,117       6,299,558       6,586,282       6,902,234

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements within the meaning of
Section 27A of the  Securities  Act of 1993, as amended,  and Section 21E of the
Securities Exchange Act of 1934 as amended,  which are intended to be covered by the safe  harbors  created  thereby.  Although  the  Company  believes  that the assumptions  underlying  the  forward-looking  statements  contained  herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the  forward-looking  statements included in this Form 10-K will prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the forward-looking  statements  include,  but are not limited to, results of operations of Collegeville  Inn Conference & Training
Center,  the sale of land  adjacent to the  Collegeville  Inn  discussed in Item
1--Business, General and the outcome of the Company's litigation discussed under
Item 3-Legal Proceedings.

In  light  of the  significant  uncertainties  inherent  in the  forward-looking statements  included  herein,  the inclusion of such  information  should not be regarded  as a  representation  by the  Company  or any  other  person  that the objectives and plans of the Company will be achieved.

RESULT OF  OPERATIONS  YEAR ENDED JUNE 30, 2004  COMPARED TO YEAR ENDED JUNE 30,
2003

Revenues for the year ended June 30, 2004 ("Fiscal 2004")  increased by $693,875 or 2.4% to $27,999,905  compared to revenues of  $27,306,030  for the year ended
June 30, 2003 ("Fiscal 2003").  This increase is primarily due to the net impact of revenues from new contracts versus revenues from lost contracts.

Cost of operations  for Fiscal 2004 was  $22,742,385  compared to $22,684,440 in
Fiscal 2003, an increase of $57,945 or .3%. This increase in costs of operations is due to increased revenues during the period.

Gross  profit for Fiscal 2004 was  $5,257,520  or 18.8% of revenue,  compared to
$4,621,590 or 16.9% of revenue in Fiscal 2003, an increase of $635,930 or 13.8%.
The  increase  in  gross  profit  is  due  to  the  additon  of  new  customers,
renegotiation  of  contract  rates  in  the  normal  course  of  business,   the
elimination  of under  preforming  customers  and other  operating  efficiencies implemented in the current year.

General and administrative  expenses for Fiscal 2004 were $4,909,172 or 17.5% of revenue, compared to $4,556,706 or 16.7% of revenue for Fiscal 2003, an increase of  $352,466  or 7.7%.  The  increase is due to higher  fixed  costs,  including expenses  related to  advertising,  recruitment  and the  addition of  corporate overhead personnel to support its new business.

Depreciation and amortization for Fiscal 2004 was $620,199, compared to $775,057 for Fiscal  2003.  This  decrease was due  primarily to the end of  amortization expense for investment in contracts in Fiscal 2003.

Provision  for  doubtful  accounts  for Fiscal  2004 was  $585,000  compared  to
$389,262  for Fiscal  2003.  Due to the  passage  of time,  the  Company  made a decision to increase the provision for doubtful accounts with respect to certain
delinquent  customers.   The  Company  believes  it  will be  successful  in  its
collection efforts related to these outstanding balances.

Loss from  operations  for  Fiscal  2004 was  ($856,851)  or  (3.1%) of  revenue compared  to  ($1,099,435)  or (4.0%) of revenue  for Fiscal  2003,  a change of
$242,584 or 22.1%.  This  improvement  over Fiscal 2003 is due to an increase in revenues, gross profit and operating efficiencies.

Interest  expense  for Fiscal 2004 was  $186,699 or .7% of revenue,  compared to
$211,953 or .8% of revenue for Fiscal 2003.  This  decrease is primarily  due to reduction of long-term debt.

For the  reasons  stated  above,  loss before  income  taxes for Fiscal 2004 was
($1,052,134)  or (3.8)% of  revenue  compared  to loss  before  income  taxes of
($1,316,828) or (4.8) % of revenue for Fiscal 2003. The Company is exploring all reasonable  alternatives  to improve its  operating  results,  including but not limited to,  increasing food service revenues with targeted  marketing  efforts, increasing revenues from the sale of the Company's Cook Chill products, the sale or lease of all or part of the  Collegeville Inn Conference and Training Center,
sale of excess land at the  Collegeville  Inn Conference and Training Center and
reduction of operating expenses.  There can be no assurance as to the success of any or all of these alternatives.

Net loss for Fiscal 2004 was  ($850,434)  or ($0.30)  per share  compared to net loss of ($819,441) or ($0.29) per share for Fiscal 2003.

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

Gross  profit for Fiscal 2003 was  $4,621,590  or 16.9% of revenue,  compared to
$6,223,884  or  20.8%  of  revenue  in  Fiscal 2002, a decrease of $1,602,294 or
25.7%. The  decrease in gross profit as a percent of revenue is due to customer mix and a change in the term of certain client contracts, which have resulted in lower gross margins.

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

Loss from  operations  for  Fiscal  2003 was  ($1,099,435)  or (4.0%) of revenue compared  to  ($86,087)  or (.3%) of revenue  for  Fiscal  2002,  a decrease  of
$1,013,348.  This decrease is due to lower revenues as well as increased general and administrative expenses some of which are fixed.

Interest  expense  for Fiscal 2003 was  $211,953 or .8% of revenue,  compared to
$261,037 or .9% of revenue for Fiscal 2002.  This decrease is primarily due to a reduction of long-term debt.

For the  reasons  stated  above,  loss before  income  taxes for Fiscal 2003 was
($1,316,828)  or (4.8)% of  revenue  compared  to loss  before  income  taxes of
($376,703) or (1.3)% of revenue for Fiscal 2002.

Net loss for Fiscal 2003 was  ($819,441)  or ($0.29)  per share  compared to net loss of ($286,724) or ($0.10) per share for Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our  requirement  for capital is to fund (i) sales growth and (ii) financing for acquisitions. Our primary source of financing during 2004 and 2003 was cash flow from  operations.  At June 30, 2004, the Company had working capital of $226,441 as compared to $1,726,474 at June 30, 2003.  This decrease in working capital is primarily attributable to operating losses sustained in the current fiscal year, a  reclassification  of a deferred  tax asset from short term to long term and a restriction  of cash.  The  Company's  cash and cash  equivalents  decreased  by
$413,989 to $946,523  primarily due to operating  losses,  a restriction of cash and an increase in investing  activities  including  the purchase of  marketable securities.  Cash provided by operations for fiscal 2004 was $552,136,  compared to $1,444,749 provided by operations for fiscal 2003.

Investing  activities  consumed  $280,656 in cash during fiscal 2004 compared to
$13,407 in cash provided  during fiscal 2003.  Investing  activities  for fiscal
2004  include  capital  expenditures  in the  amount of  $80,314  as well as the purchase of  marketable  securities of $200,342.  During fiscal 2004,  financing activities  consumed  $685,469 in cash,  compared  to $690,954  consumed in cash during fiscal 2003, primarily due to a restriction of cash.

The Company has certain  credit  facilities  with its bank including a revolving credit of $3,500,000. At June 30, 2004, the Company had $653,078 available under its revolving credit. The Company has pledged a $250,000  Certificate of Deposit as  additional  collateral  against the  revolving  line of credit.  The Company issued two series of Industrial Bonds totaling  $3,560,548 in December 1996. The outstanding balance on the bonds was $2,675,000 as of June 30, 2004. In December
2004, the Company entered into an agreement whereby the credit loan facility was extended to December 31, 2005.

The Loan Facility contains certain covenants that include maintenance of certain financial  ratios,  maintenance of minimum levels of working  capital as well as affirmative  and negative  covenants.  At June 30, 2004,  the Company was not in compliance with these covenants required under the credit facility agreement. On
December  15, 2004 the Company  entered  into an amended  agreement  whereby the non-compliance  was waived and new financial  covenants were negotiated  through
June 30, 2005, which reflect the Company's  current  operating  projections.  As part of the  amended  agreement,  the  Company's  Chief  Executive  Officer  was required to execute a limited personal guarantee in the amount of $3,000,000.

                                       12

===============================================================================================
                                                      Payment Due By Period
===============================================================================================
                                                    Less
   Contractual                         Total        than 1     1-3        4-5        After 5
   Obligations                                       year      years      years       years
                   ============================================================================
Note Payable                           154,453     154,453           -           -           -
Long-Term Debt*                      5,521,922     145,000   3,161,922     350,000   1,865,000
Operating Leases                        99,770      41,702      58,068           -           -
Total Contractual Cash
Obligations                          5,776,145     341,155   3,219,990     350,000   1,865,000

o    Long-Term  Debt includes  $2,846,922  outstanding  on the revolving line of credit,  leaving $653,078 available under the $3,500,000  revolving line of credit.

============================================================================================
                                                      Amount of Commitment Expiration
                                                              Per Period
                                             ===============================================
Other Commercial         Total Amounts       Less than           1-3         4-5       Over
Commitments               Committed           1 year            years       years       5
                                                                                       years
                  ============================================ ==============================
Lines of Credit          3,500,000               -            3,500,000       -          -
Standby Letter of
  Credit                 3,065,000               -            3,065,000       -          -
  Total Commercial
  Commitments            6,565,000               -            6,565,000       -          -

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the 12 months ending June 2005.

On September 8, 2004 the Company  entered into an agreement of sale for the land adjacent to its  Collegeville  Inn Conference & Training  Center.  The agreement provides for an initial deposit of $10,000 within ten days of the effective date of the agreement, with additional deposits of $50,000 and $25,000 payable to the
Company upon the occurrence of certain  events,  including,  but not limited to, zoning  approvals.  The  deposits are  non-refundable  upon the end of a 120 day inspection  period,  which  commenced  on the date the  Buyer  received  a fully executed  original  of the  agreement  of  sale.  Pursuant  to the  terms of the agreement  of sale,  the  Company may  realize  gross  proceeds of not less than
$1,710,000.  However,  the  Company  may  realize  gross  proceeds  in excess of
$1,710,000,  if the buyer is able to  maximize  the yield of the  property.  The agreement of sale provides that settlement  occur within  twenty-four  months of the  date of the  agreement,  however,  upon  payment  of  additional  deposits, settlement  may be extended an  additional  twelve  months.  Upon closing of the transaction,  the Company  plans on using the proceeds to retire a  proportional amount of outstanding  debt associated with the parcel of land.  There can be no assurance  that the sale of this land will be completed in  accordance  with the terms of the agreement of sale.

The Company realizes that in order to reduce continuing  operating losses it may have to  dispose of certain  assets,  including  its  research  and  development facility,  the Collegeville  Inn Conference and Training Center.  The Company is
exploring  all  reasonable   alternatives  to  improve  its  operating  results,
including  but not limited to,  increasing  food service  revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill products,  the sale or lease of all or part of the  Collegeville  Inn Conference and Training Center,  sale of excess land at the Collegeville Inn Conference and
Training Center and reduction of operating  expenses.  There can be no assurance as to the success of any or all of these alternatives.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January  2003 the FASB  issued  Financial  Interpretation  No. 46 ("FIN 46"),
"Consolidation  of Variable  Interest  Entities"  and in December  2003 the FASB
issued Financial  Interpretation No. 46 (revised) ("FIN 46(R)"),  "Consolidation of Variable Interest Entities  (revised)".  These  interpretations of Accounting
Research  Bulletin  No.  51,   "Consolidated   Financial   Statements,"  address
consolidation  by business  enterprises of certain  variable  interest  entities where there is a controlling financial interest in a variable interest entity or where the variable  interest does not have sufficient  equity at risk to finance its activities  without  additional  subordinated  financial  support from other parities. The Company will apply the consolidation requirement of FIN 46 and FIN
46(R) in future  periods if the Company should own any interests in any variable interest entity.

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

ACCOUNTS RECEIVABLE

The Company  performs  ongoing  credit  evaluations of its customers and adjusts credit  limits  based on  payment  history  and the  customer's  current  credit worthiness,  as determined by a review of their current credit information.  The
Company  continuously  monitors  collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific  customer  collection  issues that have been identified.  While such credit losses have historically been within the Company's  expectations and the provisions  established,  the Company cannot guarantee that it will continue to  experience  the same credit loss rates that it has in the past.  The Company has  increased  its  reserves in fiscal  2004.  Due to the passage of time,  the
Company made a decision to increase the  provision  for doubtful  accounts  with respect to certain delinquent customers.

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

The carrying  value of property,  plant,  and equipment is evaluated  based upon current and  anticipated  undiscounted  operating cash flows before debt service charges.  An impairment is  recognized  when it is probable that such  estimated future  cash  flows  will  be  less  than  the  carrying  value  of the  assets.
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment loss for the fiscal year ended June 30, 2004;  however,  there can be no assurance  that the Company  will not  recognize  an  impairment  loss on its long-lived assets in future periods.

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
When necessary,  deferred tax assets are reduced by a valuation allowance to the extent  the  Company  concludes  there  is  uncertainty  as  to  their  ultimate realization.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those  temporary  differences are expected to be  recovered  or settled.  The effect on  deferred  taxes of a change in tax rates is recognized in income in the period that the change is enacted.

As of June 30, 2004 and 2003,  the Company  maintained  a deferred  tax asset of
$1,623,841  and  $1,422,141,  respectively.  The  Company  has  not  provided  a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

EMPLOYMENT CONTRACTS

For the fiscal years ended June 30, 2004,  2003 and 2002 the Company paid a base salary of $326,542,  $312,212 and $228,864 to Joseph Roberts, Chairman and Chief
Executive  Officer  and  $228,864,  $228,899  and  $222,674  to  Kathleen  Hill,
President and Chief Operating Officer,  respectively.  The Company currently has no  employment  contracts  with  either of such  individuals,  additionally  all previous employment  contracts with such individuals  expired.  The Compensation
Committee of the Board of Directors is currently engaged in discussions with Mr.
Roberts  and Ms.  Hill with  respect to their  compensation  for the fiscal year ending June 30, 2005.

CAPITAL EXPENDITURES

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

MEDICARE AND MEDICAID REIMBURSEMENTS

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial  Statements and Supplementary Data to be provided pursuant to this
Item 8 are included under Part IV, Item 15, of this Form 10-K.

ITEM 9 - CHANGES AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

On March 28, 2003,  the  Company,  upon the  recommendation  and approval of its
Audit  Committee,  dismissed  Grant  Thornton,  LLP  ("Grant") as the  Company's
principal  independent  certified  public  accountant.  On September 2, 2003 the
Company  engaged BDO  Seidman,  LLP ("BDO  Seidman")  to serve as the  Company's principal independent certified public accountant,  effective  immediately.  The decision  to  dismiss  Grant  was  recommended  by the  Audit  Committee  of the
Company's Board of Directors and approved by the Company's Board of Directors.

In  connection  with the audits for the most  recent  fiscal year ended June 30,
2002 and the subsequent  interim period through  September 2, 2003 there were no disagreements  between  the  Company  and  Grant  on any  matter  of  accounting principles or practices,  financial statement  disclosure,  or auditing scope or procedure which, if not resolved to the satisfaction of Grant, would have caused
Grant  to  make  reference  to the  subject  matter  of  such  disagreements  in connection with its reports on the Company's  consolidated  financial statements for such years.  During the fiscal years ended June 30, 2002 and the  subsequent interim period  through  September 2, 2003,  there were no reportable  events as defined in item 304(a) (1) (v) of Regulation S-K.

The report of Grant on the consolidated  financial  statements of the Company as of and for the fiscal  year  ended June 30,  2002 did not  contain  any  adverse opinion or  disclaimer  of opinion,  nor were they  qualified  or modified as to uncertainty, audit scope, or accounting principles.

The foregoing  disclosures  were previously  reported in Item 4 of the Company's current  report on Form 8-K filed with the SEC on September 2, 2003. The Company provided Grant with a copy of the foregoing disclosures and requested that Grant furnish the Company  with a letter  addressed  to the SEC stating that it agreed with such statements.  A copy of such letter,  dated September 5, 2003 was filed as Exhibit 16.1 to Form 8-K, dated September 5, 2003.

During  the  fiscal  year ended June 30,  2002 and  through  September  2, 2003, neither  the  Company  nor  someone on its behalf  consulted  BDO  Seidman,  LLP
regarding  (i)  the   application  of  accounting   principles  to  a  specified
transaction,  either completed or proposed,  (ii) the type of audit opinion that matters or reportable  events as set forth in Items 304 (a) (1) (iv) and (a) (1)
(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information  required to be  disclosed  in its Exchange Act reports is recorded, processed,  summarized  and reported  within the time  periods  specified in the
SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief
Financial Officer/Principal  Accounting Officer, as appropriate, to allow timely decisions  regarding  required  disclosure.  In  designing  and  evaluating  the disclosure controls and procedures,  management recognized that any controls and procedures,  no  matter  how  well  designed  and  operated,  can  provide  only reasonable assurance of achieving the desired control objectives, and management necessarily  was required to apply its judgment in evaluating  the  cost-benefit relationship of possible controls and procedures.

In  connection  with the  completion  of its audit of,  and the  issuance  of an unqualified report on, the Company's  consolidated  financial statements for the fiscal  year  ended June 30,  2004,  the  Company's  independent  auditors,  BDO
Seidman,  LLP ("BDO"),  communicated  to the Company that the  following  matter involving the Company's  internal controls and operation were considered to be a
"reportable  condition",  as defined under standards established by the American
Institute of Certified Public Accountants, or AICPA.

The Company did not have  sufficient  competent  accounting  personnel  and as a result  processes  relating to preparation of the Company's  income tax accrual, including lack of timely management review, contributed to a material adjustment of the income tax accounts in the fourth quarter of the current fiscal year.

Reportable  conditions  are matters  coming to the attention of the  independent auditors  that, in their  judgment,  relate to significant  deficiencies  in the design or  operation  of  internal  controls  and  could  adversely  affect  the
Company's  ability to record,  process,  summarize  and  report  financial  data consistent  with the  assertions of management in the financial  statements.  In addition,  BDO has advised the Company that they consider this matter,  which is listed above,  to be a "material  weakness"  that,  by itself or in  combination could result in a more than remote  likelihood  that a material  misstatement in the financial  statements  will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation,  under
the   supervision  and  with  the   participation   of  its  management  of  the
effectiveness of the design and operation of the Company's  disclosure  controls and procedures as of June 30, 2004. Based on the foregoing,  the Company's Chief
Executive   Officer  ("CEO")  and  Principal   Financial  Manager  ("PFM")  have
determined  that the  Company's  disclosure  controls  and  procedures  were not effective at a reasonable  assurance level based upon the deficiency  identified by BDO.  However,  the CEO and PFM noted  that the  Company  has  remedied  this deficiency  and did not  note  any  other  material  weaknesses  or  significant deficiencies in the Company's  disclosure  controls and procedures  during their evaluation.  In November  2004, the Company has hired a Director of Finance with relevant  education and work experience who will assume  responsibility  for the preparation of all of the income tax analyses.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Shareholders  under the caption  "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Shareholders  under the caption  "Executive  Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2004 Annual Meeting of Shareholders  under the caption "Security  Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

This  information  will be contained in the Proxy  Statements of the Company for the 2004 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of BDO Seidman,  LLP ("BDO Seidman") served as the Company's independent registered public accounting firm for the fiscal year ended June 30,
2004. Such firm has no other relationship to the Company or its affiliates.

AUDIT FEES

     BDO  Seidman,  LLP  billed  the  Company  $53,000  for  audit  fees for the
Company's  annual  consolidated  financial  statements for the fiscal year ended
June 30,  2004,  and  $41,000  for audit fees for the fiscal year ended June 30,
2003.

AUDIT RELATED FEES

     BDO  Seidman,  LLP did not  bill  the  Company  for any for  audit  related services for fiscal year ended June 30, 2004 and June 30, 2003, respectively.

TAX FEES

     BDO  Seidman,  LLP billed the Company  $12,000 for tax  services for fiscal year ended June 30, 2003.

ALL OTHER FEES

     BDO Seidman, LLP did not bill for any other professional services.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit  services to be performed by the  Company's  independent accountant must be approved in advance by the Audit  Committee.  Consistent with applicable law, limited amounts of services,  other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to  authority  delegated by the Audit  Committee,  provided  each such  approved service is reported to the full Audit Committee at its next meeting.

All of the  engagements  and fees for the  Company's  fiscal year ended June 30,
2004 were approved by the Audit  Committee.

The Audit Committee of the Board of Directors  considered  whether the provision of  non-audit  services by BDO Seidman  LLP was  compatible  with its ability to maintain  independence  from an audit  standpoint and concluded that BDO Seidman
LLP's independence was not compromised.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
          AND REPORTS ON FORM 8-K

(A)  1.   Consolidated Financial Statements

          Reports of Independent Registered  Public Accounting Firms         F-2
                                                                             to
                                                                             F-3

          Consolidated Balance Sheets as of
               June 30, 2004 and 2003                                        F-4

          Consolidated Statements of Operations for the
               Years Ended June 30, 2004, 2003 and 2002                      F-5

          Consolidated Statements of Stockholders' Equity for the
               Years Ended June 30, 2004, 2003 and 2002                      F-6

          Consolidated Statements of Cash Flows for the
               Years Ended June 30, 2004, 2003 and 2002                      F-7

          Notes to Consolidated Financial Statements                         F-8
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

10.14     Loan Agreement between the Montgomery  County  Industrial  Development
          Authority and Collegeville  Inn Conference & Training Center,  Inc. (a
          wholly-owned subsidiary of the Company). (Incorporated by reference to exhibit  10.14,  annual  report on Form 10-K  Filed on  September  27,
          1997).

10.15     Trust  Indenture  between  Montgomery  County  Industrial  Development
          Authority  and Dauphin  Deposit  Bank and Trust  Company,  as Trustee.
          (Incorporated  by reference to exhibit  10.15,  annual  report on Form
          10-K filed September 27, 1997).

10.16     Loan  Agreement  between  Montgomery  County  Industrial   Development
          Authority and Apple Fresh Foods Limited (a wholly-owned  subsidiary of the  Company).  (Incorporated  by reference to exhibit  10.16,  annual report on Form 10-K Filed on September 27, 1997).

10.17     Trust Indenture  between the Montgomery County  Development  Authority and Dauphin Deposit Bank and Trust Company, as Trustee.  (Incorporated
          by reference  to exhibit  10.17,  annual  report on Form 10-K Filed on
          September 27, 1997).

10.18     Loan  Agreement   between  the  Company  and  Corestates   Bank,  N.A.
          (Incorporated  by reference to exhibit  10.18,  annual  report on Form
          10-K Filed on September 27, 1997).

31.1      Section 302 Certification of Principal Executive Officer

31.2      Section 302 Certification of Principal Financial Manager

32.1      Section 906 Certification of Chief Executive Officer

32.2      Section 906 Certification of Principal Financial Manager.  The Company
          does not have a Chief Financial Officer.

                                   Signatures

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
------------------------------------------
Joseph V. Roberts, Chief Executive Officer
and Director

Date:  December 21, 2004

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934,  as
amended,  this annual report has been signed by the following  persons on behalf of the registrant and in the capacities indicated as of December 21, 2004.

/s/ Joseph V. Roberts                        /s/ Kathleen A. Hill
------------------------------              ------------------------------------
Joseph V. Roberts, Chief                    Kathleen A. Hill, President and
Executive Officer and Director              Director
(Principal Financial Officer)

                                         /s/ Samuel R. Shipley
------------------------------              ------------------------------------
Richard Kresky, Director                    Samuel R. Shipley, Director
Director

/s/ Michael M. Gosman                       /s/ Michelle L. Roberts-O'Donnell
------------------------------              ------------------------------------
Michael M. Gosman, Director                 Michelle L. Roberts-O'Donnell,
                                            Director

/s/ Jane Scaccetti
------------------------------
Jane Scaccetti, Director

Financial Statements and Reports of Registered Public Accounting Firms

NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
June 30, 2004, 2003 and 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

REPORTS OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRMS                   F-2
                                                                              to
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

     CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-5

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                          F-6

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8
                                                                              to
                                                                            F-21

SUPPLEMENTAL INFORMATION

     SCHEDULE OF VALUATION ACCOUNTS                                         F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nutrition Management Services Company
Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balance  sheets of  Nutrition
Management  Services  Company  as of June 30,  2004  and  2003  and the  related consolidated statements of operations,  stockholders' equity, and cash flows for each of the two years in the period  ended June 30,  2004.  We have also audited the schedule listed in the accompanying  index.  These financial  statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  and schedules are free of material  misstatement.  An audit includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements  and schedules.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well
as  evaluating  the  overall   presentation  of  the  financial  statements  and
schedules.  We  believe  that our  audits  provide  a  reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Nutrition Management
Services  Company at June 30, 2004 and 2003, and the results of their operations and their  cash  flows for each of the two years in the  period  ended  June 30,
2004, in conformity with accounting  principles generally accepted in the United
States of America.

Also, in our opinion,  the schedule presents fairly,  in all material  respects, the information set forth therein.

/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Philadelphia, Pennsylvania

September 17, 2004 except
for Note E which is as of
December 15, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

Board of Directors
Nutrition Management Service Company

            We have audited the accompanying  equity and cash flows of Nutrition
Management  Services  Company and its subs as of June 30, 2002.  for each of the three years in the period ended June 30, These consolidated financial statements are the  responsibility of the Company's  management.  Our  responsibility is to express an  opinion  on these  consolidated  financial  statements  based on our audits.

            We  conducted  our audits in  accordance  with the  standards of the
Public Company Accounting  Oversight Board. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements.  An audit also includes asserting the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

            In our opinion,  the consolidated  financial  statements referred to above present fairly, in all material respects, the consolidated  operations and their cash flows of Nutrition  Management Services Company, its subsidiaries for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

            We  have  also  audited  the  schedule  of  valuation  accounts  for
Nutrition  Management  Services  Company and its subsidiaries for the year ended
June 30, 2002. In our opinion,  this schedule  presents fairly,  in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP

Philadelphia, Pennsylvania
September 20, 2002

             Nutrition Management Services Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                    June 30,
                                                                                                       2004             2003
                                                                                                  ------------    ------------
Current assets
     Cash and cash equivalents                                                                    $    946,523    $  1,360,512
     Marketable securities                                                                             202,969               -
     Accounts receivable (net of allowance for doubtful accounts of $2,877,336
         and $2,292,336 in 2004 and 2003, respectively)                                              2,259,582       2,843,764
     Unbilled revenue                                                                                   89,263          51,147
     Deferred income taxes                                                                             405,320       1,209,454
     Inventory                                                                                         159,181         155,945
     Prepaid and other                                                                                 372,945         365,558
     Income tax refund                                                                                  63,348          63,348
                                                                                                  ------------    ------------
           Total current assets                                                                      4,499,131       6,049,728
                                                                                                  ------------    ------------

Property and equipment - net                                                                         7,563,568       8,103,456
                                                                                                  ------------    ------------

Other assets
     Restricted cash                                                                                   250,000               -
     Note receivable                                                                                   120,608         136,110
     Advances to officers                                                                              435,283         435,283
     Deferred income taxes                                                                           1,218,521         212,687
     Bond issue costs (net of accumulated amortization of $110,461
         and $95,892 in 2004 and 2003, respectively)                                                   180,863         195,430
     Other assets                                                                                       11,321          10,020
                                                                                                  ------------    ------------
           Total other assets                                                                        2,216,596         989,530
                                                                                                  ------------    ------------

           Total assets                                                                           $ 14,279,295    $ 15,142,714
                                                                                                  ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                                            $    145,000    $    196,813
     Current portion of note payable                                                                   154,453         575,687
     Accounts payable                                                                                3,303,947       2,883,496
     Accrued expenses                                                                                  286,527         303,756
     Accrued payroll                                                                                   222,176         246,622
     Other                                                                                             160,587         116,880
                                                                                                  ------------    ------------
           Total current liabilities                                                                 4,272,690       4,323,254
                                                                                                  ------------    ------------
Long-term liabilities
     Long-term debt-net of current portion                                                           5,376,922       5,184,891
     Long-term note payable                                                                                  -         154,452
                                                                                                  ------------    ------------
           Total long-term liabilities                                                               5,376,922       5,339,343
                                                                                                  ------------    ------------
Commitments and contingencies

Stockholders' equity
     Undesignated  preferred stock-no par, 2,000,000 shares  authorized,  none issued and outstanding
     Common stock
         Class A-no par, 10,000,000 shares authorized; 3,000,000
           issued, 2,747,000 outstanding                                                             3,801,926       3,801,926
         Class B-no par, 100,000 shares authorized; 100,000 shares issued and outstanding                   48              48
     Retained earnings                                                                               1,327,272       2,177,706
                                                                                                  ------------    ------------
                                                                                                     5,129,246       5,979,680
     Less treasury stock - (common - Class A: 253,000 shares - at cost )                              (499,563)       (499,563)
                                                                                                  ------------    ------------
           Total stockholders' equity                                                                4,629,683       5,480,117
                                                                                                  ------------    ------------
           Total liabilities and stockholders' equity                                             $ 14,279,295    $ 15,142,714
                                                                                                  ============    ============

         The accompanying notes are an integral part of these statements

             Nutrition Management Services Company and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                        2004            2003             2002
                                                    ------------    ------------    ------------

Food service revenue                                $ 27,999,905    $ 27,306,030    $ 29,906,631

Cost of operations
     Payroll and related expenses                     11,178,474      10,938,468      10,170,603
     Other costs of operations                        11,563,911      11,745,972      13,512,144
                                                    ------------    ------------    ------------
           Cost of operations                         22,742,385      22,684,440      23,682,747
                                                    ------------    ------------    ------------
           Gross profit                                5,257,520       4,621,590       6,223,884
                                                    ------------    ------------    ------------
Expenses
     General and administrative expenses               4,909,172       4,556,706       4,562,244
     Depreciation and amortization                       620,199         775,057         847,727
     Provision for doubtful accounts                     585,000         389,262         900,000
                                                    ------------    ------------    ------------

           Expenses                                    6,114,371       5,721,025       6,309,971
                                                    ------------    ------------    ------------

           (Loss)  from operations                      (856,851)     (1,099,435)        (86,087)
                                                    ------------    ------------    ------------

Other (expense) income
     Interest expense                                   (186,699)       (211,953)       (261,037)
     Interest income                                       9,564           9,763           9,131
     Other                                               (18,148)        (15,203)        (38,710)
                                                    ------------    ------------    ------------

           Other expense - net                          (195,283)       (217,393)       (290,616)
                                                    ------------    ------------    ------------

Loss before income taxes                              (1,052,134)     (1,316,828)       (376,703)

Income tax benefit                                      (201,700)       (497,387)        (89,979)
                                                    ------------    ------------    ------------

           Net loss                                 $   (850,434)   $   (819,441)   $   (286,724)
                                                    ============    ============    ============

           Net loss per share - basic and diluted   $      (0.30)   $      (0.29)   $      (0.10)
                                                    ============    ============    ============

           Weighted average number of shares           2,847,000       2,847,000       2,847,000
                                                    ============    ============    ============

         The accompanying notes are an integral part of these statements

                                                Nutrition Management Services Company and Subsidiaries

                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          For the three years ended June 30, 2004

                                   Class A                   Class B
                                 Common stock               Common stock                         Treasury stock
                           ----------------------  ------------------------                   -------------------         Total
                           Number                      Number                  Retained       Number                   stockholders
                           of shares     Amount        of shares   Amount      earnings       of shares    Amount         equity
                         -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------

Balance - June 30, 2001    2,747,000  $ 3,801,926      100,000  $        48  $ 3,283,871      (253,000)  $  (499,563)  $ 6,586,282

Net loss                           -            -            -            -     (286,724)            -             -      (286,724)
                         -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------

Balance - June 30, 2002    2,747,000    3,801,926      100,000           48    2,997,147      (253,000)     (499,563)    6,299,558

Net loss                           -            -            -            -     (819,441)            -             -      (819,441)
                         -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------

Balance - June 30, 2003    2,747,000    3,801,926      100,000           48    2,177,706      (253,000)     (499,563)    5,480,117

Net loss                           -            -            -            -     (850,434)            -             -      (850,434)
                         -----------  -----------  -----------  -----------  -----------   -----------   -----------   -----------

Balance - June 30, 2004    2,747,000  $ 3,801,926      100,000  $        48  $ 1,327,272      (253,000)  ($  499,563)  $ 4,629,683

         The accompanying notes are an integral part of these statements

                        Nutrition Management Services Company and Subsidiaries

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year ended June 30,

                                                                         2004          2003            2002
                                                                    -----------    -----------    -----------
Operating activities
     Net loss                                                       $  (850,434)   $  (819,441)   $  (286,724)
     Adjustments to reconcile net (loss) income to net cash
              provided by operating activities
         Depreciation and amortization                                  620,199        775,057        847,727
         Amortization of bond costs                                      14,567         14,566         14,567
         Provision for bad debts                                        585,000        389,262        900,000
         Amortization of deferred gain                                        -              -            (50)
         Unrealized gain on trading securities                           (2,627)             -              -
         (Benefit) for deferred taxes                                  (201,700)      (436,565)      (156,690)
     Changes in assets and liabilities
         Accounts receivable                                             14,682      2,290,854       (135,361)
         Unbilled revenue                                               (38,116)        (4,642)       131,462
         Inventory                                                       (3,236)        74,293          2,631
         Prepaid and other                                               (7,390)       (76,479)       127,930
         Income tax refund                                                    -        (63,348)             -
         Accounts payable                                               420,451       (590,629)      (726,630)
         Accrued expenses                                               (17,229)      (139,727)       102,198
         Accrued payroll                                                (24,446)       (14,239)       (12,356)
         Accrued income taxes                                                 -              -              -
         Other                                                           42,415         45,687        (54,812)
                                                                    -----------    -----------    -----------
              Net cash provided by  operating activities                552,136      1,444,749        753,892
                                                                    -----------    -----------    -----------
Investing activities
     Purchase of property and equipment                                 (80,314)       (74,800)      (243,698)
     Purchase of marketable securities                                 (200,342)             -              -
     (Advances) repayments  to employees and officers                         -         88,207       (194,503)
                                                                    -----------    -----------    -----------

              Net cash (used in) provided by investing activities      (280,656)        13,407       (438,201)
                                                                    -----------    -----------    -----------
Financing activities
     Restricted cash                                                   (250,000)             -              -
     Proceeds from long-term borrowings                               4,225,000      1,775,900      1,217,000
     Repayment of long-term borrowings                               (4,084,783)    (2,129,866)    (1,054,268)
     Repayment of long-term accounts payable                           (575,686)      (336,988)      (336,988)
                                                                    -----------    -----------    -----------

         Net cash used in financing activities                         (685,469)      (690,954)      (174,256)
                                                                    -----------    -----------    -----------
              NET (DECREASE)/INCREASE  IN CASH AND
                  CASH EQUIVALENTS                                     (413,989)       767,202        141,435

Cash and cash equivalents - beginning of year                         1,360,512        593,310        451,875
                                                                    -----------    -----------    -----------
Cash and cash equivalents - end of year                             $   946,523    $ 1,360,512    $   593,310
                                                                    ===========    ===========    ===========
Supplemental disclosures of cash flow information

     Cash paid during the years for
         Interest                                                   $   185,000    $   213,625    $   270,483
         Income taxes                                               $     2,040    $     6,475    $  (113,473)

         The accompanying notes are an integral part of these statements

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

     Nutrition  Management  Services  Company (the  "Company")  was organized on
     March 28,  1979,  to provide  professional  management  expertise  and food services to  continuing  care and health care  facilities  in the  domestic
     United States.  The Company competes mainly with regional and national food service  management  companies as well as self-managed  departments.  Apple
     Management   Services   Company  ("Apple   Management"),   a  wholly  owned
     subsidiary,  was  organized  on November 25,  1991,  to provide  management service  expertise.  The  Collegeville  Inn Conference and Training Center,
     Inc. (Collegeville Inn located in Lower Providence Township, Pennsylvania), a wholly owned  subsidiary,  was organized on April 29, 1994. This facility opened  in  September  1997,  and is used  as a  showroom  for  prospective customers,  comprehensive training facility,  and retail restaurant.  Apple
     Fresh Foods,  Ltd.  ("Apple  Fresh  Foods"),  was organized on November 14,
     1997, to develop a cook-chill  food  preparation  technology for use in the
     Company's food service business. Apple Fresh Food's operation is located in the Collegeville Inn.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying  consolidated financial statements include the accounts of the Company and its wholly owned  subsidiaries.  Intercompany  transactions and balances have been eliminated in consolidation.

     2.  CASH AND CASH EQUIVALENTS

     Cash equivalents are comprised of certain highly liquid investments with an original  maturity of three months or less when purchased.  Restricted cash is comprised of a  certificate  of deposit  which is pledged as  additional collateral against the revolver note.

     3.  MARKETABLE SECURITIES
     Nutrition   Management  Services  Company  classifies  its  investments  in marketable  securities  as  trading,  which are carried at their fair value based upon the quoted  market  prices of those  investments  at period end.
     Accordingly,  net  realized  and  unrealized  gains of  $2,969  on  trading securities are included in net earnings as of June 2004.

                                               Cost         Fair Value
                                             ---------      ---------
         Common and Preferred Stock          $ 119,284      $ 122,187
         Mutual Funds                        $  80,716      $  80,782
                                             ---------      ---------
               Total                         $ 200,000      $ 202,969
                                             =========      =========

     4.  Accounts Receivable and Allowance for Doubtful Accounts

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
     If our actual collections  experience  changes,  revisions to our allowance may be  required.  In the fourth  quarter  2004,  the  Company  recorded an adjustment of $330,000 to increase the allowance for doubtful accounts. Due to the  passage of time,  the  Company  made a  decision  to  increase  the
     provision  for  doubtful  accounts  with  respect  to  certain   delinquent
     customers.  The Company  believes it will be successful  in its  collection efforts related to these outstanding balances.

     5.   Unbilled Revenue

     Unbilled revenue represents  amounts for services provided,  but not billed as of the balance sheet date.

     6.   Inventory

     Inventory, which consists primarily of food, is stated at the lower of cost
     (first-in,  first-out method) or market.  The Company records inventory for contracts which require goods to be owned by the Company. For the remaining customers, the Company purchases inventory on their behalf and a payable or receivable is recorded for the change in the value of these goods, which is then  collected  from or paid to  customers.  As of June 30, 2004 and 2003, inventory is $159,181 and $155,945,  respectively.  As of June 30, 2004 and
     2003,   inventory   receivable   from  customers  is  $17,186  and  $21,730
     respectively,  while  inventory  payable  to  customers  is $0 and  $15,525 respectively.

             Nutrition Management Services Company and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     7. REVENUE RECOGNITION

     The Company  recognizes  revenue when  services  have been rendered and the contract price is determinable,  and collectibility is reasonably  assured.
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

     8.  PROPERTY AND EQUIPMENT

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

     10.  ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company follows the disclosure  provisions of SFAS No. 148, "Accounting for Stock-Based  Compensation-Transaction  and Disclosure,  an amendment of
     FASB  Statement  123" ("SFAS 148") for its stock  options.  SFAS 148 amends
     FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the  fair  value  based  method  of  accounting  for  stock-based  employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's  accounting policy decisions with respect to stock-based  employee compensation.  Finally,  this Statement amends Accounting  Principles Board
     Opinion No. 28, Interim Financial  Reporting,  to require  disclosure about those  effects in interim  financial  information.  The Company  expects to continue to utilize the intrinsic  valuation  method for recoding  employee stock  based  compensation.  There are no  elements  of  compensation  that require disclosure.

     11.  INCOME TAXES

     The Company  determines  its provision for income taxes using the asset and liability  method.  Under this method,  deferred tax assets and liabilities are  recognized  for the future tax  effects of  temporary  differences  of existing assets and liabilities and their respective tax bases.  Future tax benefits  of tax loss and  credit  carryforwards  also  are  recognized  as deferred tax assets.  When necessary,  deferred tax assets are reduced by a
     valuation   allowance  to  the  extent  the  Company   concludes  there  is
     uncertainty  as to their  ultimate  realization.  Deferred  tax  assets and liabilities  are measured using enacted tax rates in effect for the year in which those temporary  differences are expected to be recovered or settled.
     The  effect on  deferred  taxes of a change in tax rates is  recognized  in income in the period that the change is enacted.

     As of June 30, 2004 and 2003,  the Company  maintained a deferred tax asset of $1,623,841 and $1,422,141,  respectively. The Company has not provided a valuation  allowance against its deferred tax assets after consideration of a future gain on the disposal of certain land adjacent to its  Collegeville facility and anticipated future profitable operating results.  However, the amount  realizable may be reduced if future taxable income is reduced or is insufficient  to utilize  the  entire  deferred  tax asset.  See Note G for additional information.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     12.  EARNINGS/LOSS PER SHARE

     The Company  follows the provisions of SFAS No. 128,  "Earnings Per Share."
     Basic earnings/loss per share excludes dilution and is computed by dividing income/loss available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings/loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were  exercised and  converted  into common stock.

     Options to purchase  82,750,  82,750 and 89,750  shares of common  stock at
     $4.00 per share were outstanding during 2004, 2003 and 2002,  respectively.
     The  Company  has  sustained  a net  loss  for  each  of the  fiscal  years presented.  As a result,  the common  stock  equivalents  of stock  options issued  and  outstanding  at  June  30,  2004  were  not  included  in  the computation of diluted earnings per share for the three years then ended as they were antidilutive.

     13.  ADVERTISING COSTS

     It is the Company's  policy to expense  advertising  costs in the period in which they are incurred.  Advertising  expense for the years ended June 30,
     2004, 2003 and 2002 was $112,404, $53,196 and $62,448, respectively.

     14.  RECLASSIFICATION

     Certain  2003 and 2002  items  have been  reclassified  to  conform  to the current year presentation.

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

     Long- and short-term  debt: We base the fair values of debt  instruments on quoted market prices.  Where quoted prices are not  available,  we base the fair  values  on the  present  value of future  cash  flows  discounted  as estimated  borrowing  rates for similar  debt  instruments  or on estimated prices  based on current  yields for debt  issues of  similar  quality  and terms. The carrying amounts are reported in the accompanying  balance sheet for debt approximate  their fair values.  See footnotes E and F for further discussion.

     17.  IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

     The Company adopted SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF
     LONG-LIVED  ASSETS" ("SFAS 144").  Under the  requirements of SFAS 144, the
     Company assesses the potential impairment of property,  plant and equipment whenever  events or changes in  circumstances  indicate  that the  carrying value may not be recoverable.  An asset's value is impaired if management's estimate  of the  aggregate  future cash  flows,  undiscounted  and without interest  charges,  to be generated by the asset are less than the carrying value of the  asset.  Such cash flows  consider  factors  such as  expected future  operating income and historical  trends,  as well as the effects of demand and  competition.  To the extent  impairment has occurred,  the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset.  Such  estimates  require the use of judgment  and numerous subjective assumptions,  which, if actual experience varies, could result in material differences in the requirements for impairment charges.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     18.   RESEARCH AND DEVELOPMENT

     The  Company  incurred  research  and  development  costs  related  to  the
     Company's  Cook-Chill  food  preparation   technology  in  the  amounts  of
     $159,893,  $138,605 and $43,730 for the years ended June 30, 2004, 2003 and
     2002, respectively.

     19.    NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003 the FASB issued Financial Interpretation No. 46 ("FIN 46"),
     "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" and in December 2003 the FASB
     issued   Financial   Interpretation   No.  46  (revised)   ("FIN   46(R)"),
     "CONSOLIDATION   OF   VARIABLE   INTEREST   ENTITIES   (REVISED)".    These
     interpretations  of  Accounting  Research  Bulletin  No. 51,  "CONSOLIDATED
     FINANCIAL  STATEMENTS,"  address  consolidation by business  enterprises of certain variable interest  entities where there is a controlling  financial interest in a variable  interest entity or where the variable interest does not have  sufficient  equity  at risk to  finance  its  activities  without additional  subordinated financial support from other parities. The Company will apply the consolidation  requirement of FIN 46 and FIN 46(R) in future periods if the Company  should own any  interest in any  variable  interest entity.

NOTE C - BUSINESS CONDITIONS

     The  Company's  primary  sources of  revenues  are the  management  fees it receives  from  contracts  to provide  food and  housekeeping  services  to continuing care facilities,  hospitals, and retirement communities, as well as the  Collegeville Inn which includes the Conference and Training Center,
     Catering  facilities and the Cook Chill operations.  See Note P for segment reporting information.  The Company has a business plan in place to improve the operating  results from the  Collegeville  Inn  Conference and Training
     Center.

     On September 8, 2004 the Company  entered into an agreement of sale for the land adjacent to its  Collegeville  Inn Conference & Training  Center.  The
     agreement provides for an initial deposit of $10,000 within ten days of the effective date of the agreement,  with  additional  deposits of $50,000 and
     $25,000  payable to the  Company  upon the  occurrence  of certain  events,
     including,   but  not  limited  to,  zoning  approvals.  The  deposits  are non-refundable upon the end of a 120-day inspection period, which commenced on the date the Buyer received a fully  executed  original of the agreement of sale.  Pursuant to the terms of the  agreement of sale,  the Company may realize gross proceeds of not less than  $1,710,000.  However,  the Company may realize gross proceeds in excess of $1,710,000, if the buyer is able to maximize the yield of the  property.  The  agreement of sale  provides that settlement  occur within  twenty-four  months of the date of the agreement, however, upon payment of additional deposits, settlement may be extended an additional  twelve  months.  Upon closing of the  transaction,  the Company plans on using the proceeds to retire a proportional  amount of outstanding debt associated with the parcel of land. There can be no assurance that the sale of this land will be  completed  in  accordance  with the terms of the agreement of sale.

     The Company realizes that in order to reduce continuing operating losses it may  have  to  dispose  of  certain  assets,  including  its  research  and development facility,  the Collegeville Inn Conference and Training Center.
     The  Company is  exploring  all  reasonable  alternatives  to  improve  its operating  results,  including but not limited to,  increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill  products,  the sale or lease of all or part of the Collegeville Inn Conference and Training Center, sale of excess land at the  Collegeville  Inn  Conference  and  Training  Center and  reduction of operating  expenses.  There can be no assurance as to the success of any or all of these alternatives.

     Management believes that operating cash flow, the proceeds from the sale of the land, available cash and available credit resources will be adequate to make repayments of  indebtedness,  meet the working capital needs,  satisfy the needs of its operations,  and to meet anticipated capital  expenditures during the next twelve months ending June 30, 2005.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - BUSINESS CONDITIONS-continued

     At June 30, 2004 the Company was not in compliance with its bank covenants, which have been waived. The Company has amended its agreement with the bank that has extended the terms of the Company's  credit line through  December
     31, 2005. See Note E for additional information.

NOTE D - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                                                 Estimated
                                                                useful lives      2004           2003
                                                                               -----------   -----------
Property and equipment
     Land                                                               -      $   497,967   $   497,967
     Building                                                          40        7,491,984     7,491,984
     Machinery and equipment                                          2-8        3,864,941     3,812,628
     Furniture and fixtures                                           2-8          749,434       749,434
     Other, principally autos and trucks                             2-10          407,117       379,119
                                                                               -----------   -----------
                                                                                13,011,443    12,931,132
     Less accumulated depreciation                                               5,447,875     4,827,676
                                                                               -----------   -----------
                                                                               $ 7,563,568   $ 8,103,456
                                                                               ===========   ===========

NOTE E - LONG- TERM DEBT

     Long-term debt consisted of the following:

                                                                                  2004           2003
                                                                               -----------   -----------

Bank revolving  credit,  interest due monthly at the National  Consumer rate minus .25% (effectively 4.1% as of June 30, 2004),  secured by all corporate  assets and limited  personal  guarantee of the Chief
     Executive Officer; matures on December 31, 2005                           $ 2,846,922   $2,505,922

Note payable,  term loan incurred in connection with purchased computer equipment,  payable in equal  monthly  installments  of $6,722 at a fixed  rate of  interest  at 7.4%,  maturing  on May 1,  2004;  the
     acquired equipment was pledged as collateral                                        0       65,782

Industrial Revenue Bonds (Collegeville Inn Projects) (see bonds payable)         1,940,000    2,030,000

    Industrial Revenue Bonds (Apple Fresh Foods Projects) (see bonds
       payable)                                                                    735,000      780,000
                                                                               -----------   -----------
                                                                                 5,521,922    5,381,704
    Less current maturities                                                        145,000      196,813
                                                                               -----------   -----------
                                                                                $5,376,922   $5,184,891
                                                                               ===========   ===========

         Nutrition Management Services Company and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - LONG- TERM DEBT-continued

     In February 2001,  the Company  executed a loan agreement with a bank for a
     revolving   credit  and  two  irrevocable   letters  of  credit  issued  in
     conjunction  with the issuance of the Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In  October  2003 the  Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving  credit  line.  At June  30,  2004,  the  Company  had  available approximately  $653,078  under the  revolving  credit.  Advances  under the revolving credit are used for working capital purposes.

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also include  the  maintenance  of a certain  consolidated  fixed  debt  service coverage  ratio,  ratio of total  consolidated  liabilities to consolidated tangible  net worth,  and  minimum  working  capital.  At June 30, 2004 the
     Company was not in compliance with these covenants. As of June 30, 2004 and
     2003 the Company  maintained  restricted  cash balances of $250,000 and $0, respectively,  which was not available for operating purposes.  On December
     15,  2004  the  Company  entered  into an  amended  agreement  whereby  the non-compliance  was  waived and new  financial  covenants  were  negotiated through  June 30,  2005,  which  reflect the  Company's  current  operating projections.  As  part  of  the  amended  agreement,  the  Company's  Chief
     Executive  Officer was required to execute a limited personal  guarantee in the amount of $3,000,000.

Bonds  Payable - In  December  1996,  the  Company,  through  its  subsidiaries, authorized two industrial revenue bond issues.

     ISSUE #1
     --------

     Title - Montgomery  County  Industrial  Development  Authority,  $2,500,000
     aggregate  principal  amount,  federally taxable variable rate demand/fixed rate revenue bonds (Collegeville Inn Project) Series of 1996

     Rate - Variable,  to a maximum of 17%  (Variable  Rate at June 30, 2004 was
     1.6%)

     Term - 20 years (2016)

Purpose - Rehabilitate, furnish and equip the Collegeville Inn facility

     ISSUE #2
     --------

     Title - Montgomery  County  Industrial  Development  Authority,  $1,000,000
     aggregate  principal  amount,  federally taxable variable rate demand/fixed rate revenue bonds (Apple Fresh Foods, Ltd. Project) Series of 1996

     Rate - Variable,  to a maximum of 15%  (Variable  Rate at June 30, 2004 was
     1.25%)

     Term - 20 years (2016)

     Purpose - Develop a cook-chill food preparation technology

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

     Nutrition Management Services Company and Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - LONG- TERM DEBT-continued

     The sinking fund requirements of the bonds are as follows:

                                Collegeville      Apple Fresh
                                     Inn             Foods             Total
                                    -------           ------            -------

     2004                          $100,000          $45,000           $145,000
     2005                           105,000           45,000            150,000
     2006                           115,000           50,000            165,000
     2007                           120,000           50,000            170,000
     2008                           130,000           50,000            180,000

Maturities of principal due in the following years are set forth below:

         Year ending June 30,

                2005                             $   150,000
                2006                               3,011,922
                2007                                 170,000
                2008                                 180,000
                2009                                 190,000
                Thereafter                         1,675,000
                                                 -----------

                                                 $ 5,376,922
                                                 ===========

NOTE F - LONG-TERM NOTE PAYABLE

     The Company  entered into an agreement with a third party in July 2000. The agreement calls for the following payment terms:  $100,000 due on August 1,
     2000,  followed by 37 monthly payments of $28,000,  $323,000 due on October
     1, 2003,  and the  remaining  balance  paid at a rate of $28,000  per month until  paid in full.  The  payment  schedule  includes  total  payments  of
     $154,453 in 2005.

NOTE G - INCOME TAXES

     The components of income tax (benefit) expense are:                Year Ended June 30,
                                                                     -----------------------------------
                                                                        2004          2003       2002
                                                                     ---------    ---------    ---------
      Current
           Federal                                                   $       0    $ (47,422)   $  24,736
           State                                                             0      (13,400)      41,975
                                                                     ---------    ---------    ---------

                                                                             0      (60,822)      66,711
                                                                     ---------    ---------    ---------
      Deferred
           Federal                                                    (157,662)    (345,191)    (125,650)
           State                                                       (44,038)     (91,374)     (31,040)
                                                                     ---------    ---------    ---------

                                                                      (201,700)    (436,565)    (156,690)
                                                                     ---------    ---------    ---------

                                                                     $(201,700)   $(497,387)   $ (89,979)
                                                                     =========    =========    =========

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G - INCOME TAXES-continued

     The tax  effects of  temporary  differences  that give rise to  significant portions  of the  deferred  tax assets and  deferred  tax  liabilities  are approximately:

                                                               June 30
                                                           2004          2003
                                                       ----------   ----------

         Deferred tax assets
              Provision for doubtful accounts          $1,095,349   $1,093,627
              Excess of tax over financial statement
                  basis of investments in contracts       147,970      184,825

              Vacation accrual                            114,956      115,827
              Charitable contribution carryforward         36,690       26,905
              Federal net operating loss                  324,893      165,322
              Other                                       107,879       63,842
                   Total deferred tax assets            1,827,737    1,650,348
                                                       ----------   ----------

Deferred tax liabilities

         Depreciation                                     203,896      228,207
                                                       ----------   ----------
              Net deferred tax assets                  $1,623,841   $1,422,141
                                                       ==========   ==========

     These amounts are classified in the balance sheet as follows:

                                                               June 30
                                                          2004           2003
                                                       ----------   ----------
         Current asset                                 $  405,320   $1,209,454
         Non-current asset                              1,218,521      212,687
                                                       ----------   ----------
                                                       $1,623,841   $1,422,141

The Company has not  provided a valuation  allowance  against its  deferred  tax assets  after  consideration  of a future gain on the  disposal of certain  land
adjacent  to  its  Collegeville   facility  and  anticipated  future  profitable
operating results.

The following reconciles the tax provision with the U.S. statutory tax rates:

                                                   Year Ended June 30
                                               2004      2003        2002
                                               ----      ----        ----

   Income taxes at U.S. statutory rates       34.0%      34.0%      34.0%
   States taxes, net of federal tax benefit   (4.2)       5.3       (7.4)
   Nondeductible expenses                    (10.2)      (3.5)      (8.6)
   Other                                       (.4)       2.0        5.9
                                              ----       ----       ----
                                              19.2%      37.8%      23.9%
                                              ====       ====       ====

The Company  also has a federal  net  operating  loss carry  forward of $755,565 expiring on December 31, 2017.  The Company has  charitable  contribution  carry forwards  in the amount of  $85,326,  which  begin to expire in the fiscal  year
2004.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - RELATED PARTY TRANSACTIONS

     The Company leases its corporate  offices,  located at 725 Kimberton  Road,
     Kimberton,  Pennsylvania, which consists of approximately 8,500 square feet from Ocean 7, Inc., a corporation controlled by the Chief Executive Officer of the Company,  The initial term of the lease expired on June 30, 2003 and continues  on a month to month  lease based on terms  generally  similar to those prevailing to unrelated parties. The Company leases an apartment from a corporation controlled by a related party to accommodate visiting clients and employees. See Note I for additional information.

     Joseph V.  Roberts,  Chief  Executive  Officer and Director of the Company,
     received long term advances of which $375,373 remain outstanding as of June
     30,  2004 and  2003,  respectively.  Kathleen  A.  Hill,  President,  Chief
     Operating Officer and Director of the Company,  received long term advances of  which  $59,910  remain  outstanding  as of  June  30,  2004  and  2003, respectively.  The Company will enter into a shareholder  note as part of a compensation  agreement,  currently  being  reviewed  by  the  compensation committee,  for all  notes to be  repaid  over  a five-year  period  at the
     Federal adjusted interest rate.

NOTE I - COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate  office building from the  above-mentioned related  party  under a  month-to-month  lease  based on  terms  management believes to be generally similar to those prevailing to unrelated  parties.
     During the years  ended June 30,  2004,  2003 and 2002,  rent  expense  was
     $273,043, $255,587 and $248,252, respectively.

     1.  OPERATING LEASES

     The Company  leases real estate  facilities  from a corporation  owned by a principal stockholder under month-to-month operating leases.

     The Company is also obligated under various  operating leases for operating equipment for periods  expiring  through 2007.  During the years ended June
     30, 2004, 2003 and 2002, rent expense was $287,440,  $260,698 and $275,054, respectively, for all operating leases.

     Minimum annual rentals under non-cancelable  operating leases subsequent to
     June 30, 2004, are as follows:

                                                     Operating
        Year ending June 30,                         equipment

             2005                                    $   41,702
             2006                                        41,702
             2007                                        16,366
             2008                                             0

     2.  LITIGATION

     On February 7, 2001, the Company filed a suit against a major client in the
     Court of  Common  Pleas in  Chester  County,  Pennsylvania.  This  suit has subsequently  been  removed to the  United  States  District  Court for the
     Eastern  District of  Pennsylvania.  In the lawsuit,  NMSC has made various claims,  including  among  others a claim  that the  client  failed  to pay approximately  $2.1  million in invoiced  amounts,  a claim that the client failed to pay  approximately $1 million in other amounts owing, a claim for reimbursement  for start up costs in an amount  in  excess of  $400,000,  a claim for over $2 million in lost profits (or,  alternatively,  a claim for reimbursement  for over  $300,000  in credits  issued in  exchange  for the promise to extend the arrangement), a claim in the nature of treble damages and counsel  fees,  and other claims.  The client has filed a  counterclaim which the Company is  contesting  as part of the overall  proceedings.  The case is currently docketed for trial in early 2005.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - COMMITMENTS AND CONTINGENCIES-continued

     The  Company is  involved  in  litigation  with two  separate  construction contractors  related to the renovations of Collegeville  Inn Conference and
     Training  Center.  The Company  denies each claim and has asserted  offsets against the amounts claimed. One case is docketed for early 2005, while the other case is in discovery.

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

NOTE J - STOCKHOLDERS' EQUITY

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

NOTE K - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

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

     The following is a summary of transactions:

                                             Number
                                           of options       Non-                   Weighted
                                           outstanding    qualified                 average
                                            incentive       stock                  exercise
                                          stock options    options       Total       price
                                          -------------    -------       -----       -----

     Outstanding at June 30, 2001            44,750        45,000       89,750       4.00
     Exercisable at June 30, 2001            44,750        45,000       89,750       4.00

     Outstanding at June 30, 2002            44,750        45,000       89,750       4.00
     Exercisable at June 30, 2002            44,750        45,000       89,750       4.00
     Forfeited/exercised                     (7,000)            -       (7,000)      4.00
                                             -------       -------      -------      -----

     Outstanding at June 30, 2003            37,750        45,000       82,750       4.00
     Exercisable at June 30, 2003            37,750        45,000       82,750       4.00

     Outstanding at June 30, 2004            37,750        45,000       82,750       4.00
     Exercisable at June 30, 2004            37,750        45,000       82,750       4.00

     All options were granted at exercise prices above market price. In addition the Company has not granted any stock options since 1998.

     The remaining  contractual  life of outstanding and exercisable  options is approximately  four years with respect to the  incentive  stock options and three years with respect to non-qualified stock options.

2.   Employee Stock Purchase Plan

     The Company has a stock purchase plan that allows  participating  employees to purchase,  through payroll  deductions,  shares of the Company's  common stock at 85 percent of the fair market  value at specified  dates.  At June
     30, 2004, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                    2004               2003             2001
                                   ------            --------       ---------

     Aggregate purchase$           $  -              $   720        $   4,445
     Shares purchased                 -                4,235           19,202
     Employee participants           14                   14               16

The Company  accounts for employee stock plans under the intrinsic  value method prescribed  by  Accounting  Principles  Board  ("APB") No. 25. The effect of the pro-forma  information in accordance with Financial  Accounting  Standards Board
SFAS  No.  123,  "Accounting  for  Stock-Based   Compensation,"  was  determined
immaterial.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - DEFINED CONTRIBUTION PENSION PLAN

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
     During the years ended June 30, 2004, 2003 and 2002, Company  contributions to the plan,  which were charged to expense,  amounted to $23,889,  $23,649 and $25,630, respectively.

NOTE M - CONCENTRATION OF CREDIT RISK

     Financial   instruments,   which   potentially   subject   the  Company  to
     concentrations  of  credit  risk,  consist  principally  of cash  and  cash equivalents and accounts receivable. A substantial portion of the Company's revenues are dependent upon the payment by customers who are dependent upon third-party  payers,  such as state  governments,  Medicare  and  Medicaid.
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

     As of June 30, 2004,  the Company has cash accounts with various  financial institutions  having  high  credit  standings  and  periodically  has  cash balances subject to credit risk beyond insured  amounts.  As a consequence, it believes  that its exposure to credit risk loss is limited.  The Company does not  require  collateral  and  other  security  to  support  financial instruments subject to credit risk.

NOTE N - MAJOR CUSTOMERS

     The  Company's  Food Service  Management  Segment had sales to one customer representing approximately 28%, 26% and 15% of total revenues for the years ending  June  30,  2004,  2003  and  2002,  respectively.  The loss of such customer  could  have a material  adverse  effect on the  Company's  future results of operations.

NOTE O - MAJOR SUPPLIERS

     The Company's Food Service Management Segment purchased  approximately 34%,
     23% and 24% of its food and non-food products from one vendor for the years ending  June 30,  2004,  2003 and  2002,  respectively.  In the  event of a disruption in the Company's relationship with this vendor or any disruption in the vendor's  business,  the Company has alternate sources of supply for its food and non-food products.

NOTE P - BUSINESS SEGMENTS

     The Company follows the disclosure  provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related  Information.  This  management approach  focuses  on  internal  financial  information  that  is  used  by management to assess performance and to make operating decisions.  SFAS No.
     131 also requires  disclosures about products,  services,  geographic areas and major  customers.

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE P - BUSINESS SEGMENTS-continued

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

                                                                Training and
                                               Food Service     Conference
                                                Management        Center          Total
                                              ------------    ------------    ------------

As of and for the year ended June 30, 2004:
    Food service revenue                      $ 27,074,155    $    925,750    $ 27,999,905
    Depreciation and amortization                  123,193         497,007         620,199
    Income (loss) from operations                  568,029      (1,424,886)       (856,851)
    Interest expense                              (117,524)        (69,175)       (186,699)
    Interest income                                  9,564               -           9,564
    Loss before taxes (benefit)                   (623,018)       (429,116)     (1,052,134)
    Net loss                                      (421,318)       (429,116)       (850,434)
    Total assets                                 6,427,248       7,852,047      14,279,295
    Capital expenditures                            60,785          19,529          80,314

As of and for the year ended June 30, 2003:
    Food service revenue                      $ 26,462,980    $    843,050    $ 27,306,030
    Depreciation and amortization                  253,328         521,729         775,057
    Income (loss) from operations                  452,565      (1,552,000)     (1,099,435)
    Interest expense                              (116,558)        (95,395)       (211,953)
    Interest income                                  9,763               -           9,763
    Loss before taxes (benefit)                   (726,133)       (590,695)     (1,316,828)
    Net loss                                      (228,746)       (590,695)       (819,441)
    Total assets                                 6,881,864       8,260,850      15,142,714
    Capital expenditures                            40,392          34,408          74,800

As of and for the year ended June 30, 2002:
    Food service revenue                      $ 28,951,584    $    955,047    $ 29,906,632
    Depreciation and amortization                  322,245         525,482         847,726
    Income (loss) from operations                1,129,630      (1,215,717)        (86,087)
    Interest expense                              (147,652)       (113,385)       (261,037)
    Interest income                                  9,131               -           9,131
    Loss before taxes (benefit)                   (177,199)       (199,504)       (376,703)
    Net loss                                       (87,220)       (199,504)       (286,724)
    Total assets                                 8,612,981       8,739,035      17,352,016
    Capital expenditures                            29,323         214,375         243,698

             Nutrition Management Services Company and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited,  but in the opinion of management  includes all necessary  adjustments for a fair  presentation of the interim results.

                                                                Fiscal 2004
                                           --------------------------------------------------------
                                           September 30,  December 31,     March 31,       June 30,
                                           -----------    -----------    -----------    -----------

     Revenues                              $ 6,706,854    $ 7,175,557    $ 7,141,972    $ 6,975,523
     Gross profit                            1,313,334      1,339,557      1,341,253      1,263,377
     Net income (loss)                        (125,956)      (116,649)      (120,378)      (487,451)
     Net income (loss) per share - basic
          and diluted                      $     (0.04)   $     (0.04)   $     (0.04)   $     (0.22)

                                                             Fiscal 2003
                                           --------------------------------------------------------
                                          September 30,    December 31,   March 31,        June 30,
                                           -----------    -----------    -----------    -----------

     Revenues                              $ 7,256,400    $ 7,166,653    $ 6,358,301    $ 6,524,676
     Gross profit                            1,312,420      1,217,980      1,097,190        994,000
     Net income (loss)                        (174,945)      (282,217)      (306,759)       (55,520)
     Net income (loss) per share - basic
          and diluted                      $     (0.06)   $     (0.10)   $     (0.11)   $     (0.02)

     The  Company's  net loss for the quarter  ending June 30, 2004 includes the increase in reserve for  allowance for doubtful  accounts of $330,000.  See
     Note  B-Accounts   Receivable  and  Allowance  for  Doubtful  Accounts  for
     additional information. In addition, an adjustment to recorded income taxes amounting to $201,700 was also recorded in the fourth quarter.  See Note G-
     Income Taxes for additional information.

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries

                         SCHEDULE OF VALUATION ACCOUNTS

                     For the three years ended June 30, 2004

The following sets forth the activity in the Company's valuation accounts:

                                                                   Allowance for
                                                                 Doubtful Accounts
                                                                 -----------------

Balance at June 30, 2001                                            $ 1,175,596

        Provision for bad debts                                         900,000

        Write-offs                                                     (300,843)
                                                                    -----------

Balance at June 30, 2002                                              1,774,753

         Provision for bad debts                                        389,262

         Recovery net of write-offs                                     128,321
                                                                    -----------

Balance at June 30, 2003                                              2,292,336

       Provision for bad debts                                          585,000

        Write-offs                                                            -
                                                                    -----------

Balance at June 30, 2004                                            $ 2,877,336
                                                                    ===========

