Form 10-K/A
period 2004-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2004-12-29
CIK 879303

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
(Registrant)

/s/ Joseph V. Roberts
------------------------------------------
Joseph V. Roberts, Chief Executive Officer
and Director

Date: December 29, 2004

EXPLANATORY NOTE

Nutrition  Management  Services  Company is filing  this Form  10-K/A  solely to correct  typographical  errors  in Item  15 -  Exhibits,  Financial  Statements,
Schedules  and  Reports on Form 8-K  (Report of  Independent  Registered  Public
Accounting Firm, Grant Thornton LLP) included in the Company's Form 10-K for the year  ended  June 30,  2004 which was filed  with the  Securities  and  Exchange
Commission on December 21, 2004.

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
December 15, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

Board of Directors
Nutrition Management Services Company

            We have audited the accompanying  consolidated statements of income, stockholders' equity and cash flows of Nutrition Management Services Company and its subsidiaries for the year ended June 30, 2002. These consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audit.

            We  conducted  our audit  in  accordance  with the  standards of the
Public Company Accounting  Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

            In our opinion,  the consolidated  financial  statements referred to above present fairly, in all material respects,  the consolidated  operations of
Nutrition  Management Services Company and its subsidiaries and their cash flows for the year ended June 30,  2002,  in  conformity  with  accounting  principles generally accepted in the United States of America.

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

