Form 10-Q
period 2004-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-01-12
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 2004
                                    ------------------
                                       Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to _______________

                         Commission File Number 0-19824
                                                -------

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

   PENNSYLVANIA                                     23-2095332
--------------------------------             ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  BOX 725, KIMBERTON ROAD, KIMBERTON, PA                19442
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (610) 935-2050
                                                   -----------------------

                               N/A
                        ------------------
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
outstanding as of January 3, 2005.

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION                                       PAGE NO.
            ---------------------                                       --------

            Consolidated Balance Sheets as of
            September 30, 2004 (unaudited) and June 30, 2004             2

            Consolidated Statements of Operations for the Three
            Months Ended September 30, 2004 (unaudited) and
            2003 (unaudited)                                             3

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2004 (unaudited) and
            2003 (unaudited)                                             4

            Notes to Consolidated Financial Statements                   5 - 8

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    8 - 13

            Item 9A - Controls and Procedures                            13

Part II.    Other Information                                            14

            Signatures                                                   15

                      NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30, 2004      JUNE 30, 2004
                                                                                                  (UNAUDITED)
                                                                                                  ------------         ------------
Current assets:
   Cash and cash equivalents                                                                      $    338,803         $    946,523
   Marketable securities                                                                               201,453              202,969
   Accounts receivable, net of allowance for doubtful
      accounts of $2,952,336 and $2,877,336, respectively                                            3,012,459            2,259,582
   Deferred income taxes                                                                               405,320              405,320
   Inventory                                                                                           156,704              159,181
   Prepaid and other current assets                                                                    640,289              525,556
                                                                                                  ------------         ------------
Total current assets                                                                                 4,755,028            4,499,131

Property and equipment, net                                                                          7,432,452            7,563,568

Other assets:
   Restricted cash                                                                                     250,000              250,000
   Note receivable                                                                                     116,127              120,608
   Advances to employees                                                                               435,283              435,283
   Deferred income taxes                                                                             1,218,521            1,218,521
   Bond issue costs, net of accumulated amortization of $114,103
      and $110,461, respectively                                                                       177,221              180,863
   Other assets                                                                                         11,321               11,321
                                                                                                  ------------         ------------
Total other assets                                                                                   2,208,473            2,216,596
                                                                                                  ------------         ------------
Total assets                                                                                      $ 14,395,953         $ 14,279,295
                                                                                                  ============         ============

Current liabilities:
     Current portion of long-term debt                                                            $    145,000         $    145,000
     Current portion of note payable                                                                    70,206              154,453
     Accounts payable                                                                                3,341,227            3,303,947
     Accrued payroll and related expenses                                                              191,623              222,176
     Accrued expenses and other                                                                        471,958              447,114
                                                                                                  ------------         ------------
Total current liabilities                                                                            4,220,014            4,272,690

Long-Term liabilities:
    Long-term debt, net of current portion                                                           5,754,922            5,376,922

Commitments and contingencies

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
         2,747,000 outstanding                                                                       3,801,926            3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                                    48                   48
     Retained earnings                                                                               1,118,606            1,327,272
     Less:  treasury stock (Class A common: 253,000 and 253,000
         shares, respectively) - at cost                                                              (499,563)            (499,563)
                                                                                                  ------------         ------------
Total stockholders' equity                                                                           4,421,017            4,629,683
                                                                                                  ------------         ------------
                                                                                                  $ 14,395,953         $ 14,279,295
                                                                                                  ============         ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2004               2003
                                                                 -----------         -----------
Food Service Revenue                                             $ 6,769,547        $ 6,706,854

Cost of Operations
     Payroll and related expenses                                  2,702,347          2,510,402
     Other costs of operations                                     2,763,888          2,883,118
                                                                 -----------        -----------
Total cost of operations                                           5,466,235          5,393,520
                                                                 -----------        -----------
Gross Profit                                                       1,303,312          1,313,334

Expenses
     General and administrative expenses                           1,225,294          1,176,840
     Depreciation and amortization                                   151,676            154,397
      Provision for doubtful accounts                                 75,000             60,000
                                                                 -----------        -----------
           Total expenses                                          1,451,970          1,391,237

                                                                 -----------        -----------
Loss from operations                                              (148,658)        (77,903)

Other income/(expense)
     Other                                                        (2,383)        (4,509)
     Interest income                                                   1,035              1,640
     Interest expense                                             (58,660)        (45,184)
                                                                 -----------        -----------
            Total other income/(expense)                          (60,008)        (48,053)
                                                                 -----------        -----------
 Loss before income taxes                                         (208,666)        (125,956)

Provision for income taxes                                              --                 --

                                                                 -----------        -----------
Net loss                                                         ($  208,666)       ($  125,956)
                                                                 ===========        ===========

Net loss per share - basic and diluted                           ($     0.07)       ($     0.04)
                                                                 ===========        ===========

Weighted average number of shares                                  2,847,000          2,847,000
                                                                 ===========        ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                2004                   2003
                                                                             -----------           -----------
Operating activities:
Net loss                                                                      ($ 208,666)           ($ 125,956)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                               151,676               154,397
     Provision for bad debts                                                      75,000                60,000
     Amortization of bond costs                                                    3,642                 3,641
 Changes in assets and liabilities:
     Marketable securities                                                         1,517                  --
     Accounts receivable                                                        (823,397)             (314,366)
     Inventory                                                                     2,477                15,317
     Prepaid and other current assets                                           (114,733)             (79,210)
     Accounts payable                                                             37,280              (117,336)
     Accrued payroll and related expenses                                        (30,553)              (85,417)
     Accrued expenses and other                                                   24,844                (7,838)
                                                                             -----------           -----------
Net cash used in operating activities                                           (880,913)             (494,163)

Investing activities:
    Purchase of property and equipment                                           (20,560)              (12,199)
                                                                             -----------           -----------
Net cash used in investing activities                                            (20,560)              (12,199)

Financing activities:
     Repayment of note payable                                                   (84,247)              (84,247)
     Repayments of long-term borrowing                                           (58,000)             (832,531)
     Proceeds from long-term borrowing                                           436,000             1,315,000
                                                                             -----------           -----------
Net cash provided by financing activities                                        293,753               398,222
                                                                             -----------           -----------
Net decrease in cash                                                            (607,720)             (108,140)

Cash and cash equivalents - beginning of period                                  946,523             1,360,512
                                                                             -----------           -----------

Cash and cash equivalents - end of period                                    $   338,803           $ 1,252,372
                                                                             ===========           ===========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1.   BASIS OF PRESENTATION

     The accompanying  unaudited consolidated financial statements were prepared in accordance  with generally  accepted  accounting  principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the  information  and  footnotes  required by  generally accepted accounting principles for complete financial statements.  However, all adjustments that, in the opinion of management,  are necessary for fair presentation  of the  financial  statements  have  been  included  and such adjustments are of a normal recurring nature. The results of operations for the interim period  presented is not necessarily  indicative of the results that may be expected for the entire  fiscal year ending June 30, 2005.  The financial  information  presented  should be read in  conjunction  with the
     Company's 2004 financial statements that were filed under Form 10-K.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003 the FASB issued Financial Interpretation No. 46 ("FIN 46"),
     "Consolidation of Variable Interest Entities" and in December 2003 the FASB
     issued     Financial     Interpretation     No.    46    (revised)    ("FIN
     46(R)"),"Consolidation  of Variable  Interest  Entities  (revised)".  These interpretations  of  Accounting  Research  Bulletin  No. 51,  "Consolidated
     Financial  Statements,"  address  consolidation by business  enterprises of certain variable interest  entities where there is a controlling  financial interest in a variable  interest entity or where the variable interest does not have  sufficient  equity  at risk to  finance  its  activities  without additional  subordinated financial support from other parities. The Company will apply the consolidation  requirement of FIN 46 and FIN 46(R) in future periods if the Company  should own any  interests in any variable  interest entity.

3.   EARNINGS PER COMMON SHARE

     Earnings per common share amounts are based on the weighted-average  number of shares of common stock outstanding  during the three-month period ending
     September 30, 2004 and 2003. The Company did not have any stock options and warrants that impacted earnings per share in each period.

4.   LITIGATION

     On February 7, 2001, the Company filed a suit against a major client in the
     Court of  Common  Pleas in  Chester  County,  Pennsylvania.  This  suit has subsequently  been  removed to the  United  States  District  Court for the
     Eastern  District of  Pennsylvania.  In the  lawsuit,  the Company has made various  claims,  including  among others a claim that the client failed to pay approximately $2.1 million in invoiced amounts, a claim that the client failed to pay  approximately $1 million in other amounts owing, a claim for reimbursement  for start up costs in an amount  in  excess of  $400,000,  a claim for over $2 million in lost profits (or,  alternatively,  a claim for reimbursement  for over  $300,000  in credits  issued in  exchange  for the promise to extend the arrangement), a claim in the nature of treble damages and counsel  fees,  and other claims.  The client has filed a  counterclaim which the Company is  contesting  as part of the overall  proceedings.  The case is currently tentatively scheduled for February 7, 2005.

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

     The Company's  reportable  segments are (1) food service management and (2)
     training and conference center. The Company reports segment  performance on an after-tax  basis.  Deferred  taxes are not  allocated  to segments.  The management  accounting policies and processes utilized in compiling segment
     financial   information  are  highly   subjective  and,  unlike   financial
     accounting,  are not based on authoritative  guidance similar to accounting principals generally accepted in the United States of America. As a result, reported  segment  results  are not  necessarily  comparable  with  similar information reported by other similar companies.

For the quarter ended September 30, 2004:

                                                   Food Service       Training and
                                                    Management      Conference Center           Total
                                                    ----------      -----------------           -----
Food service revenue                               $ 6,529,559        $   239,988           $ 6,769,547
Depreciation and amortization                           27,277            124,399               151,676
Income (loss) from operations                          201,531        (350,189)          (148,658)
Interest income                                          1,035                  0                 1,035
Interest expense                                   (35,213)       (23,446)          (58,659)
Income (loss) before taxes (benefit)                   165,837        (374,503)          (208,666)
Net income (loss)                                      165,837        (374,503)          (208,666)
Total assets                                       $ 6,645,156        $ 7,750,798           $14,395,954

For the quarter ended September 30, 2003:

                                                   Food Service       Training and
                                                    Management      Conference Center           Total
                                                    ----------      -----------------           -----
Food service revenue                               $ 6,527,881        $   178,973           $ 6,706,854
Depreciation and amortization                           30,280            124,118               154,398
Income (loss) from operations                          288,519           (366,422)             (77,903)
Interest income                                          1,640               0                    1,640
Interest expense                                       (28,244)           (16,939)             (45,183)
Income (loss) before taxes (benefit)                   261,915           (387,870)             (125,955)
Net income (loss)                                      261,915           (387,870)             (125,955)
Total assets                                       $ 7,054,000        $ 8,152,992           $15,206,992

6.   REVOLVING CREDIT FACILITY

     In February 2001,  the Company  executed a loan agreement with a bank for a
     revolving   credit  and  two  irrevocable   letters  of  credit  issued  in
     conjunction  with  the  issuance  of  Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In  October  2003 the  Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving credit line. At September 30, 2004, the Company had approximately
     $275,078 available under the revolving credit. Advances under the revolving credit are used for working capital purposes.

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also include  the  maintenance  of a certain  consolidated  fixed  debt  service coverage  ratio,  ratio of total  consolidated  liabilities to consolidated tangible net worth, and minimum working capital.  At September 30, 2004 the
     Company was in compliance with these covenants.

     As of  September  30,  2004  and  June  30,  2004  the  Company  maintained restricted cash balances of $250,000, which was not available for operating purposes.  On  December  15,  2004  the  Company  entered  into an  amended agreement whereby the non-compliance was waived and new financial covenants were negotiated  through June 30, 2005, which reflect the Company's current operating  projections.  As part of the amended  agreement,  the  Company's
     Chief  Executive  Officer  was  required  to  execute  a  limited  personal guarantee in the amount of $3,000,000.

7.   COLLEGEVILLE INN

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section
27A of the  Securities Act of 1933, as amended and Section 21E of the Securities
Exchange  Act of 1934,  as amended,  that are intended to be covered by the safe harbors  created  thereby.  Investors  are  cautioned  that all  forward-looking statements  involve risks and uncertainty,  including  without  limitation,  the adequacy of the Company's cash from operations,  existing balances and available credit line.  Although the Company believes that the assumptions  underlying the
forward-looking   statements  contained  herein  are  reasonable,   any  of  the
assumptions could be inaccurate,  and therefore,  there can be no assurance that the  forward-looking  statements  included  in this Form  10-Q will  prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the  forward-looking  statements  include,  but are not limited to, results of operations of Collegeville Inn Conference & Training Center, the sale of land adjacent to the Collegeville Inn discussed in Note 7 - Collegeville Inn, and the outcome of the Company's litigation discussed in Note 4 - Litigation. In light of significant  uncertainties  inherent in the forward-looking  statements included herein,  the inclusion of such information  should not be regarded as a representation  by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2004 were  $6,769,547,  an increase of $62,693 or 0.9%  compared  to  revenues of  $6,706,854  in the  corresponding quarter last year.  This increase is primarily due to the net impact of revenues from new contracts  versus  revenues from lost contracts as well as increases in contract rates in the normal course of business.

Cost of operations provided for the current quarter was $5,466,235,  compared to
$5,393,520  for similar  expenses  in the same period last year,  an increase of
$72,715 or 1.3%.  The increase is primarily  due to higher  revenues  during the period as well as inflationary  price, wage and expense  increases.  In addition there were payroll and related costs for new contracts.

Gross Profit for the current quarter was $1,303,312,  or 19.3% of gross revenue, compared  to  $1,313,334,  or 19.6% of gross  revenue,  for the same period last year, a decrease of $10,022 or 0.8%.  The decrease is due to an increase in cost of operations that exceeds the increase in revenues.

General and administrative  expenses for the quarter were $1,225,294 or 18.1% of revenue,  compared to  $1,176,840  or 17.5% of revenue for the same quarter last year, an increase of $48,454 or 4.1%. This increase is due to higher fixed costs within the general and  administrative  expenses  including  corporate  overhead personnel.

Provision for doubtful  accounts for the quarter was $75,000 compared to $60,000 for the corresponding quarter last year.

Interest expense for the three-month  period totaled $58,660 compared to $45,184 for the same period last year.  The increase in interest  expense is a result of additional borrowings as well as an increase in interest rates.

For the  reasons  stated  above,  net loss  after  taxes for the  quarter  ended
September  30, 2004 was  $208,666  compared to  $125,956  for the  corresponding quarter last year.

Net loss per share for the current  quarter  was $0.07  compared to net loss per share of $0.04 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 the Company had working capital of $535,014.

OPERATING  ACTIVITIES.  Cash  used in  operations  for the  three  months  ended
September 30, 2004 was $880,913  compared to $494,163 used by operations for the three  months  ended  September  30,  2003.  The  current  period's  activity is primarily  attributable to operating  losses  sustained in the current period as well as an increase in accounts receivable.

INVESTING  ACTIVITIES.  Investing activities used $20,560 in cash in the current quarter  compared to $12,199 in cash used in the same period last year. This was due to an increase in purchases of property and equipment.

FINANCING ACTIVITIES.  Current quarter financing activities provided $293,753 in cash compared to $398,222 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving  credit facility of $3,500,000.  At September 30, 2004 and
June 30, 2004,  the Company had $275,078 and $653,078,  respectively,  available under its revolving  credit.  The Company has pledged a $250,000  certificate of deposit as  additional  collateral  against  the  revolving  line of credit.  In
November  2004,  the Company  entered into an agreement  whereby its credit loan facility was extended to December 31, 2005. The loan facility  contains  certain covenants that include  maintenance of certain financial ratios,  maintenance of minimum levels of working capital as well as affirmative and negative covenants.
On December 15, 2004 the Company entered into an amended  agreement  whereby new financial  covenants were  negotiated  through June 30, 2005,  which reflect the
Company's current operating projections.  As part of the amended agreement,  the
Company's  Chief  Executive  Officer was required to execute a limited  personal guarantee  in the amount of  $3,000,000.  The  Company  is current  with all its obligations to its bank and on its bonds and has met all financial  covenants in its loan documents.

The Company issued two series of Industrial Revenue Bonds totaling $3,560,548 in
December  1996.  The  outstanding  balance  on the  bonds was  $2,675,000  as of
September 30, 2004 and June 30, 2004.

                                                                   Payment Due by Period
                                                               Less
   Contractual                                  Total          Than 1    2 - 3 Years    4 - 5         After 5
   Obligations                                                 Year                     Years           Years
------------------------------------         ----------    ----------    ----------    ----------    -----------
Note Payable                                 $   70,206    $   70,206    $     --      $     --      $     --
Long-Term Debt *                              5,899,922       145,000     3,539,922       350,000     1,865,000
Operating Leases                                 89,346        41,702        47,644          --            --
Total Contractual Cash Obligations
                                             $6,059,474    $  256,908    $3,587,566    $  350,000    $1,865,000

*  Long-Term Debt includes the $3,224,922 outstanding balance on the revolving credit facility.

                                                                       Amount of Commitment Expiration
                                                                               Per Period

             Other                         Total Amounts
           Commercial                        Committed      Less Than                    4 - 5        Over 5
          Commitments                                         1 Year     1 - 3 Years     Years         Years
----------------------------               -------------    ---------    -----------   --------      ---------
Lines of Credit                              $3,500,000     $     --     $3,500,000    $    --       $     --

Standby Letter of
Credit                                       3,065,000            --       3,065,000        --             --

Total Commercial
Commitments                                  $6,565,000     $     --     $6,565,000    $    --       $     --

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the 12 months ending June 2005. In addition, the Company anticipates the sale of certain land  adjacent to its  Collegeville  facility  that it believes will net cash proceeds of not less than $1,710,000.

In an effort to extend its current bank debt, the Company may seek to access the public equity market whenever conditions are favorable, even if the Company does not have an immediate need for  additional  capital at that time. Any additional funding may result in  significant  dilution  and could  involve the issuance of securities with rights, which are senior to those of existing stockholders.  The
Company may also need additional funding earlier than anticipated,  and our cash requirements,  in  general,  may vary  materially  from those now  planned,  for reasons  including,  but not limited to,  competitive  advances  and higher than anticipated revenues from operations.

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

ACCOUNTS RECEIVABLE

The Company  performs  ongoing  credit  evaluations of its customers and adjusts credit  limits  based on  payment  history  and the  customer's  current  credit worthiness,  as determined by a review of their current credit information.  The
Company  continuously  monitors  collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific  customer  collection  issues that have been identified.  While such credit losses have historically been within the Company's  expectations and the provisions  established,  the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.  During Fiscal
2004,  due to the passage of time,  the Company  made a decision to increase the provision for doubtful accounts with respect to certain delinquent customers.

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

The carrying  value of property,  plant,  and equipment is evaluated  based upon current and  anticipated  undiscounted  operating cash flows before debt service charges.  An impairment is  recognized  when it is probable that such  estimated future  cash  flows  will  be  less  than  the  carrying  value  of the  assets.
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarter  ending  September  30, 2004 or the fiscal year ended June 30, 2004;  however,  there can be no assurance  that the Company will not recognize an impairment loss on its long-lived assets in future periods.

INCOME TAX ACCOUNTING

The  Company  determines  its  provision  for income  taxes  using the asset and liability  method.  Under this method,  deferred tax assets and  liabilities are recognized  for the future tax  effects of  temporary  differences  of  existing assets and  liabilities and their  respective tax bases.  Future tax benefits of tax loss and credit  carryforwards  are also  recognized as deferred tax assets.
When necessary,  deferred tax assets are reduced by a valuation allowance to the extent  the  Company  concludes  there  is  uncertainty  as  to  their  ultimate realization.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those  temporary  differences are expected to be  recovered  or settled.  The effect on  deferred  taxes of a change in tax rates is recognized as income in the period that the change is enacted.

As of September 30, 2004 and June 30, 2004 the Company maintained a deferred tax asset of $1,623,841.  The Company has not provided a valuation allowance against its deferred tax assets after  consideration of a future gain on the disposal of certain  land  adjacent to its  Collegeville  facility  and  anticipated  future profitable  operating results.  However, the amount realizable may be reduced if future  taxable  income is reduced  or is  insufficient  to  utilize  the entire deferred tax asset.

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

ITEM 9A.

CONTROLS AND PROCEDURES

Based on their  evaluation,  as of the end of the period covered by this report, the  Company's  Chief  Executive  Officer and Principal  Financial  Manager have concluded the Company's  disclosure controls and procedures (as defined in Rules
13a-14 and 15d-14  under the  Securities  Exchange  Act of 1934) are  effective.
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

       Item 1.     Legal Proceedings                                        None

       Item 2.     Changes in Securities                                    None

       Item 3.     Defaults Upon Senior Securities                          None

       Item 4.     Submission of Matters to a Vote of Security Holders      None

       Item 5.     Other Information

                   As of January 6, 2005, the Company's Class A Common Stock was
                   no  longer  eligible  for  continued  quotation  on  the  OTC
                   Bulletin Board ("OTCBB") due to the Company's failure to file this Form 10-Q for the quarter ended  September 30, 2004. The
                   Company's  Class A Common  Stock is  currently  traded on the pink sheets but the Company believes that after the filing of this Form 10-Q and assuming a broker/dealer files a Form 211, the  Company's  Class A Common  Stock  will be  eligible  for
                   Quotation on the OTCBB.  The fact that the Company's  Class A
                   Common Stock is not  currently  eligible for quotation on the
                   OTCBB may  negatively  impact  the  liquidity  of the Class A
                   Common  Stock.  The  Company  believes  it  has  adopted  the appropriate  measures to ensure that its future  filings will be made on a timely basis.

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

                   None.

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
                                          (Principal Financial Manager)

Date:  January 12, 2005