Form 10-Q
period 2004-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-02-17
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2004
                                     -----------------

                                       Or

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______________ to _______________

                         Commission File Number 0-19824
                                                -------

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                          23-2095332
-----------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   Box 725, Kimberton Road, Kimberton, PA                           19442
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (610) 935-2050
                                                   ----------------

                                      N/A
                          -----------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes / /  No /X/.

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of January 3, 2005.

                                TABLE OF CONTENTS

Part I.   Financial Information                                         Page No.
          ---------------------                                         --------

          Consolidated Balance Sheets as of
          December 31, 2004 (unaudited) and June 30, 2004                  2

          Consolidated Statements of Operations for the Three
          and Six Months Ended December 31, 2004 (unaudited) and
          2003 (unaudited)                                                 3

          Consolidated Statements of Cash Flows for the Six
          Months Ended December 31, 2004 (unaudited) and
          2003 (unaudited)                                                 4

          Notes to Consolidated Financial Statements                     5 - 8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      9 - 14

          Item 9A - Controls and Procedures                               14

Part II.  Other Information                                               15

          Signatures                                                      16

                      NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31, 2004  JUNE 30, 2004
                                                                                    (UNAUDITED)
                                                                                 -----------------  -------------

Current assets:
   Cash and cash equivalents                                                     $    782,675      $    946,523
   Marketable securities                                                              216,303           202,969
   Accounts receivable, net of allowance for doubtful
      accounts of $2,982,280 and $2,877,336, respectively                           2,778,316         2,259,582
   Deferred income taxes                                                              405,320           405,320
   Inventory                                                                          155,745           159,181
   Prepaid and other current assets                                                   653,886           525,556
                                                                                 ------------      ------------
Total current assets                                                                4,992,245         4,499,131

Property and equipment, net                                                         7,294,219         7,563,568

Other assets:
   Restricted cash                                                                    250,000           250,000
   Note receivable                                                                    111,374           120,608
   Advances to employees                                                              435,283           435,283
   Deferred income taxes                                                            1,218,521         1,218,521
   Bond issue costs, net of accumulated amortization of $117,745
      and $110,461, respectively                                                      173,579           180,863
   Other assets                                                                        11,321            11,321
                                                                                 ------------      ------------
Total other assets                                                                  2,200,078         2,216,596
                                                                                 ------------      ------------
Total assets                                                                     $ 14,486,542      $ 14,279,295
                                                                                 ============      ============

Current liabilities:
     Current portion of long-term debt                                           $    145,000      $    145,000
     Current portion of note payable                                                        0           154,453
     Accounts payable                                                               4,035,583         3,303,947
     Accrued payroll and related expenses                                             152,935           222,176
     Accrued expenses and other                                                       170,937           447,114
                                                                                 ------------      ------------
Total current liabilities                                                           4,504,455         4,272,690

Long-Term liabilities:
    Long-term debt, net of current portion                                          5,609,922         5,376,922

Commitments and contingencies

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
    Common stock:
    Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
       2,747,000 outstanding                                                        3,801,926         3,801,926
    Class B - no par, 100,000 shares authorized, issued and outstanding                    48                48
    Retained earnings                                                               1,069,754         1,327,272
    Less:  treasury stock (Class A common: 253,000 and 253,000
     shares, respectively) - at cost                                                 (499,563)         (499,563)
                                                                                 ------------      ------------
Total stockholders' equity                                                          4,372,165         4,629,683
                                                                                 ------------      ------------
                                                                                 $ 14,486,542      $ 14,279,295
                                                                                 ============      ============

            See Notes to Unaudited Consolidated Financial Statements

                                        2

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      DECEMBER 31,                    DECEMBER 31,
                                                  2004           2003             2004            2003
                                                  ----           ----             ----            ----

Food Service Revenue                            $6,610,033    $7,175,557      $13,379,580      $13,882,411
Cost of Operations
     Payroll and related expenses                2,525,661     2,851,728        5,228,008        5,362,130
     Other costs of operations                   2,740,113     2,984,272        5,504,001        5,867,390
                                                ----------    ----------      -----------      -----------
Total cost of operations                         5,265,774     5,836,000       10,732,009       11,229,520
                                                 ---------    ----------      -----------      -----------
Gross Profit                                     1,344,259     1,339,557        2,647,571        2,652,891

Expenses
     General and administrative expenses          1,159,971    1,190,626        2,385,265        2,367,466
     Depreciation and amortization                  151,308      155,547          302,984          309,945
     Provision for doubtful accounts                 30,000       60,000          105,000          120,000
                                                 ----------   ----------      -----------        ----------
           Total expenses                         1,341,279    1,406,173        2,793,249        2,797,411
                                                 ----------   ----------      -----------        ----------
Income/(loss) from operations                         2,980      (66,616)        (145,678)        (144,520)

Other income/(expense)
     Other                                           13,983       (4,509)          11,600           (9,018)
     Interest income                                  1,220        1,917            2,255            3,557
     Interest expense                               (67,035)     (47,441)        (125,695)         (92,624)
                                                 ----------    ---------      -----------       ----------
            Total other income/(expense)            (51,832)     (50,033)        (111,840)         (98,085)
                                                 ----------    ---------      -----------       ----------

Loss before income taxes                            (48,852)    (116,649)        (257,518)        (242,605)

Provision for income taxes                             --           --               --                --
                                                 ----------    ----------     ------------       ---------

Net loss                                           ($48,852)   ($116,649)       ($257,518)       ($242,605)
                                                 ===========   =========      ============       =========

Net loss per share - basic and diluted                ($.02)      ($0.04)           ($.09)          ($0.08)
                                                  ==========   =========      ===========        =========

Weighted average number of shares                 2,847,000    2,847,000        2,847,000        2,847,000
                                                  ==========   =========      ===========        =========

            See Notes to Unaudited Consolidated Financial Statements

                                        3

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         SIX MONTHS ENDED DECEMBER 31,
                                                          2004                  2003
                                                          ----                  ----

Operating activities:
Net loss                                              ($ 257,518)            ($ 242,605)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                       302,984               309,945
     Provision for bad debts                             105,000               120,000
     Amortization of bond costs                            7,284                 7,282
 Changes in assets and liabilities:
     Marketable securities                               (13,334)                 --
     Accounts receivable                                (614,500)             (743,640)
     Inventory                                             3,436               (12,118)
     Prepaid and other current assets                   (128,330)              (34,644)
     Accounts payable                                    731,636               (72,657)
     Accrued payroll and related expenses                (69,241)               (5,607)
     Accrued expenses and other                         (276,177)               (7,673)
                                                      -----------            ----------
Net cash used in operating activities                   (208,760)             (681,717)

Investing activities:
    Purchase of property and equipment                   (33,635)              (50,774)
                                                      -----------            ----------
Net cash used in investing activities                    (33,635)              (50,774)

Financing activities:
     Repayment of note payable                          (154,453)             (154,453)
     Repayment of term loan                                 --                 (35,403)
     Repayments of long-term borrowing                  (203,000)           (1,680,000)
     Proceeds from long-term borrowing                   436,000             2,005,000
                                                      -----------           -----------
Net cash provided by financing activities                 78,547               135,144
                                                      -----------           -----------
Net decrease in cash                                    (163,848)             (597,347)

Cash and cash equivalents - beginning of period          946,523             1,360,512
                                                      ----------            ----------

Cash and cash equivalents - end of period             $  782,675            $  763,165
                                                      ==========            ===========

            See Notes to Unaudited Consolidated Financial Statements

                                        4

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

3.      EARNINGS PER COMMON SHARE

          Earnings  per common share  amounts are based on the  weighted-average number of shares of common stock outstanding  during the three and six month  periods ended  December 31, 2004 and 2003.  The Company did not have any stock options and warrants  that impacted  earnings per share in each period.

4.        LITIGATION

          On February 7, 2001,  the Company  filed a suit against a major client in the Court of Common  Pleas in Chester  County,  Pennsylvania.  This
          suit has subsequently been removed to the United States District Court for the Eastern District of Pennsylvania.  In the lawsuit, the Company has made various  claims,  including,  among others,  a claim that the client failed to pay approximately $2.1 million in invoiced amounts, a claim that the client failed to pay  approximately $1 million in other amounts  owing,  a claim  for  reimbursement  for start up costs in an amount in  excess of  $400,000,  a claim for over $2  million  in lost profits  (or,  alternatively,  a  claim  for  reimbursement  for  over
          $300,000 in credits  issued in exchange  for the promise to extend the arrangement),  a claim in the  nature of treble  damages  and  counsel fees, and other claims.  The client has filed a counterclaim which the
          Company is  contesting as part of the overall  proceedings.  The trial commenced on February 8, 2005.

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

For the quarter ended December 31, 2004:

                                        Food Service       Training and
                                         Management        Conference Center     Total
                                         ----------        -----------------     -----
Food service revenue                     $  6,372,603      $    237,430      $  6,610,033
Depreciation and amortization                  26,910           124,398           151,308
Income (loss) from operations                 252,042          (249,062)            2,980
Interest income                                 1,220                 0             1,220
Interest expense                              (40,930)          (26,105)          (67,035)
Income (loss) before taxes (benefit)          227,182          (276,034)          (48,852)
Net income (loss)                             227,182          (276,034)          (48,852)
Total assets                             $  6,784,204      $  7,702,338      $ 14,486,542

For the quarter ended December 31, 2003:

                                        Food Service       Training and
                                         Management        Conference Center     Total
                                         ----------        -----------------     -----
Food service revenue                     $  6,875,555      $    300,002      $  7,175,557
Depreciation and amortization                  31,164           124,383           155,547
Income (loss) from operations                 276,526          (343,142)          (66,616)
Interest income                                 1,917                 0             1,917
Interest expense                              (29,513)          (17,928)          (47,441)
Income (loss) before taxes (benefit)          248,921          (365,570)         (116,649)
Net income (loss)                             248,921          (365,570)         (116,649)
Total assets                             $  6,850,100      $  8,160,648      $ 15,010,784

For the six months ended December 31, 2004

                                        Food Service       Training and
                                         Management        Conference Center     Total
                                         ----------        -----------------     -----
Food service revenue                     $ 12,902,161      $    477,419      $ 13,379,580
Depreciation and amortization                  54,186           248,798           302,984
Income (loss) from operations                 453,574          (599,252)         (145,678)
Interest income                                 2,255                 0             2,255
Interest expense                              (76,144)          (49,551)         (125,695)
Income (loss) before taxes                    393,019          (650,537)         (257,518)
Net income (loss)                             393,019          (650,537)         (257,518)
Total assets                             $  6,784,204      $  7,702,338      $ 14,486,542

For the six months ended December 31, 2003

                                        Food Service       Training and
                                         Management        Conference Center     Total
                                         ----------        -----------------     -----
Food service revenue                     $ 13,403,435      $    478,976      $ 13,882,411
Depreciation and amortization                  61,443           248,502           309,945
Income (loss) from operations                 565,045          (709,565)         (144,520)
Interest income                                 3,557                 0             3,557
Interest expense                              (57,758)          (34,866)          (92,624)
Income (loss) before taxes                    510,836          (753,441)         (242,605)
Net income (loss)                             510,836          (753,441)         (242,605)
Total assets                             $  6,850,101      $  8,160,647      $ 15,010,748

6.   REVOLVING CREDIT FACILITY

     In February 2001,  the Company  executed a loan agreement with a bank for a
     revolving   credit  and  two  irrevocable   letters  of  credit  issued  in
     conjunction  with  the  issuance  of  Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In  October  2003 the  Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving credit line. At December 31, 2004, the Company had  approximately
     $275,078 available under the revolving credit. Advances under the revolving credit are used for working capital purposes.

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also include  the  maintenance  of a certain  consolidated  fixed  debt  service coverage  ratio,  ratio of total  consolidated  liabilities to consolidated tangible net worth, and minimum working  capital.  At December 31, 2004 the
     Company was in compliance with these covenants.

     As of December 31, 2004 and June 30, 2004 the Company maintained restricted cash balances of $250,000,  which was not available for operating purposes.
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

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 2004 were $6,610,033,  a decrease of
$565,524 or 7.8% compared to revenues of $7,175,557 in the corresponding quarter last year.  Revenues  for the six month  period  ended  December  31,  2004 were
$13,379,580, compared to $13,882,411 for the six month period ended December 31,
2003, a decrease of $502,831 or 3.6%. The decreases are primarily due to the net impact of revenues from new contracts versus revenues from lost contracts.

Cost  of  operations  for  the  current  quarter  was  $5,265,744,  compared  to
$5,836,000  for similar  expenses  in the same  period last year,  a decrease of
$570,256 or 9.8%. Cost of operations for the six month period ended December 31,
2004 were  $10,732,009  compared to  $11,229,520  for the six month period ended
December 31, 2003, a decrease of $497,511 or 4.4%.  The  decreases are primarily due to lower revenues during the period partially offset by inflationary  price, wage and expense increases.

Gross profit for the current quarter was $1,344,259,  or 20.3% of gross revenue, compared  to  $1,339,557,  or 18.7% of gross  revenue,  for the same period last year, an increase of $4,702 or .3%. The increase is due to a decrease in cost of operations that exceeds the decrease in revenues. Gross profit for the six month period  ended  December  31,  2004 was  $2,647,571,  or 19.8% of gross  revenue, compared to  $2,652,891,  or 19.1%,  for the six month period ended December 31,
2003, a decrease of $5,320 or 0.2%.

General and administrative  expenses for the quarter were $1,159,971 or 17.6% of revenue,  compared to  $1,190,626  or 16.6% of revenue for the same quarter last year,  a decrease of $30,655 or 2.6%.  The  decrease  was due to a reduction  of
fixed  costs   within   general  and   administrative   expenses.   General  and
administrative  expenses for the six month  period ended  December 31, 2004 were
$2,385,265  compared to $2,367,466  for the six month period ended  December 31,
2003, an increase of $17,799, or .8%.

Provision for doubtful  accounts for the quarter was $30,000 compared to $60,000 for the  corresponding  quarter last year.  The decrease was due to the specific allocation of the existing reserve to past due accounts.  Provision for doubtful accounts for the six month period ended December 31, 2004 was $105,000  compared to $120,000 for the six month period ended December 31, 2003.

Interest expense for the three-month  period totaled $67,035 compared to $47,441 for the same period last year, an increase of $19,594 or 41.3%. Interest expense for the  six-month  period  ended  December  31, 2004 was  $125,695  compared to
$92,624 for the six-month period ended December 31, 2003, an increase of $33,071 or  35.7%.  The  increases  in  interest  expense  are a  result  of  additional borrowings as well as an increase in interest rates.

For the  reasons  stated  above,  net loss  after  taxes for the  quarter  ended
December 31, 2004 was $48,852 compared to $116,649 for the corresponding quarter last year, and the net loss for the six-month period ended December 31, 2004 was
$257,518 compared to $242,605 for the six-month period ended December 31, 2003.

Net loss per share for the current  quarter  was $0.02  compared to net loss per share of $0.04  for the same  quarter  last  year.  Net loss per  share  for the six-month  period  ended  December  31,  2004 was $.09  compared to $.08 for the six-month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 the Company had working capital of $487,790.

OPERATING ACTIVITIES.  Cash used in operations for the six months ended December
31, 2004 was $208,760 compared to $681,717 used by operations for the six months ended December 31, 2003. The current period's activity is primarily attributable to operating  losses  sustained in the current  period as well as an increase in accounts payable.

INVESTING  ACTIVITIES.  Investing activities used $33,635 in cash in the current six month period  compared to $50,774 in cash used in the same period last year.
This was due to purchases of property and equipment.

FINANCING ACTIVITIES. Current year to date financing activities provided $78,547 in cash compared to $135,144 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving  credit  facility of $3,500,000.  At December 31, 2004 and
June 30, 2004,  the Company had $275,078  and $653,078, respectively,  available under its revolving  credit.  The Company has pledged a $250,000  certificate of deposit as  additional  collateral  against  the  revolving  line of credit.  In
November  2004,  the Company  entered into an agreement  whereby its credit loan facility was extended to December 31, 2005.  The maturity  date of the revolving line of credit has been extended to March 31, 2006.  The loan facility  contains
certain  covenants  that  include   maintenance  of  certain  financial  ratios,
maintenance  of minimum  levels of working  capital as well as  affirmative  and negative  covenants.  On December  15, 2004 the Company  entered into an amended agreement whereby new financial covenants were negotiated through June 30, 2005, which  reflect  the  Company's  current  operating  projections.  As part of the amended agreement, the Company's Chief Executive Officer was required to execute a limited personal guarantee in the amount of $3,000,000. The Company is current with all its  obligations to its bank and on its bonds and has met all financial covenants in its loan documents.

The Company issued two series of Industrial Revenue Bonds totaling $3,560,548 in
December  1996.  The  outstanding  balance  on  the  bonds  was  $2,530,000  and
$2,675,000 as of December 31, 2004 and June 30, 2004, respectively.

                                                           PAYMENT DUE BY PERIOD
                                                           ---------------------
                                                    LESS
                                                   THAN 1        1 - 3            4 - 5        AFTER 5
CONTRACTUAL OBLIGATIONS             TOTAL           YEAR         YEARS            YEARS         YEARS
-----------------------             -----           ----         -----            -----         -----

Long-Term Debt*                   $5,754,922     $  145,000     $3,539,922     $  350,000     $1,720,000
Operating Leases                      78,921         41,702         37,219           --             --
Total Contractual Cash
 Obligations                      $5,833,843     $  186,702     $3,577,141     $  350,000     $1,720,000

* Long-Term  Debt includes the $3,224,922  outstanding  balance on the revolving credit facility.

                                                        AMOUNT OF COMMITMENT EXPIRATION
                                                                  PER PERIOD
                                                        -------------------------------
    OTHER                                    LESS
 COMMERCIAL           TOTAL AMOUNTS         THAN 1             1 - 3             4 - 5             OVER 5
 COMMITMENTS            COMMITTED            YEAR              YEARS             YEARS             YEARS
 -----------            ---------            ----              -----             -----             -----

Lines of Credit         $3,500,000        $    --            $3,500,000        $   --           $   --

Standby Letter of
Credit                   3,065,000             --             3,065,000            --               --

Total Commercial
Commitments             $6,565,000        $    --           $ 6,565,000        $   --           $   --

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the twelve months ending June 30, 2005. In addition, the Company anticipates the sale of certain land adjacent to its  Collegeville  facility that it believes if the sale is consummated it will net cash proceeds of not less than $1,710,000.

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
Ongoing  assessments of the  creditworthiness  of customers  provide the Company reasonable assurance of collectibility upon performance of services.

ACCOUNTS RECEIVABLE

The Company  performs  ongoing  credit  evaluations of its customers and adjusts
credit   limits   based  on  payment   history   and  the   customer's   current
creditworthiness, as determined by a review of their current credit information.
The Company  continuously  monitors  collections and payments from its customers and  maintains a provision  for  estimated  credit  losses  based on  historical
experience  and  any  specific   customer   collection  issues  that  have  been
identified. While such credit losses have historically been within the Company's expectations and the provisions  established,  the Company cannot guarantee that it will  continue  to  experience  the same credit loss rates that it has in the past.  During the fiscal year ended June 30,  2004,  due to the passage of time, the Company made a decision to increase the provision for doubtful accounts with respect to certain delinquent customers.

IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

The carrying  value of property,  plant,  and equipment is evaluated  based upon current and  anticipated  undiscounted  operating cash flows before debt service charges.  An impairment is  recognized  when it is probable that such  estimated future  cash  flows  will  be  less  than  the  carrying  value  of the  assets.
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarters ended September 30, 2004 and December 31, 2004 or the fiscal year ended June 30, 2004; however,  there can be no assurance that the Company will not recognize an impairment  loss on its  long-lived  assets in future periods.

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

As of December 31, 2004 and June 30, 2004, the Company maintained a deferred tax asset of $1,623,841.  The Company has not provided a valuation allowance against its deferred tax assets after  consideration of a future gain on the disposal of certain  land  adjacent to its  Collegeville  facility  and  anticipated  future profitable  operating results.  However, the amount realizable may be reduced if future  taxable  income is reduced  or is  insufficient  to  utilize  the entire deferred tax asset.

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

    Item 1.      Legal Proceedings                                          None

    Item 2.      Changes in Securities                                      None

    Item 3.      Defaults Upon Senior Securities                            None

    Item 4.      Submission of Matters to a Vote of Security Holders        None

    Item 5.      Other Information

                 As of January 6, 2005,  the Company's  Class A Common Stock was
                 no longer eligible for continued  quotation on the OTC Bulletin
                 Board  ("OTCBB") due to the Company's  failure to file its Form
                 10-Q for the quarter ended  September  30, 2004.  The Company's
                 Class A Common Stock is currently traded on the pink sheets but the Company believes that at such time as a broker/dealer files a Form 211, the Company's Class A Common Stock will be eligible for Quotation on the OTCBB. The fact that the Company's Class A
                 Common Stock is not  currently  eligible  for  quotation on the
                 OTCBB may negatively impact the liquidity of the Class A Common
                 Stock.  The Company  believes  it has  adopted the  appropriate measures  to ensure that its future  filings  will be made on a timely basis.

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

        (b)  Reports on Form 8-K

             The  Company  filed  a  Form  8-K on October 22, 2004.

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
                                    -------------------------------------
                                    Joseph V. Roberts
                                    Chairman and Chief Executive Officer

                                    /s/ Linda J. Haines
                                    ------------------------
                                    Linda J. Haines
                                    (Principal Financial Manager)

Date:  February 17, 2005

