Form 10-Q
period 2005-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-05-23
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2005
                                         --------------
                                       Or
[ ]       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from ______________ to _______________

                         Commission File Number 0-19824
                                                -------

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2095332
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   Box 725, Kimberton Road, Kimberton, Pa             19442
--------------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (610) 935-2050
                                                   -----------------------------

                                      N/A
                    -----------------------------------------
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

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of May 6, 2005.

                                TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION                                    PAGE NO.
               ---------------------                                    --------

               Item 1. - Financial Statements                               2

               Consolidated Balance Sheets as of
               March 31, 2005 (unaudited) and June 30, 2004                 2

               Consolidated Statements of Operations for the Nine
               Months Ended March 31, 2005 (unaudited) and
               2004 (unaudited)                                             3

               Consolidated Statements of Cash Flows for the Nine
               Months Ended March 31, 2005 (unaudited) and
               2004 (unaudited)                                             4

               Notes to Consolidated Financial Statements                 5 - 9

               Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9 - 14

               Item 3. - Quantitative and Qualitative Disclosure
               about Market Risk                                            14

               Item 4 - Controls and Procedures                             14

Part II.       Other Information                                            15

               Signatures                                                   16

                      NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31, 2005         JUNE 30, 2004
                                                                                 (UNAUDITED)
                                                                                ------------         ------------
Current assets:
   Cash and cash equivalents                                                    $    373,543         $    946,523
   Marketable securities                                                             211,446              202,969
   Accounts receivable, net of allowance for doubtful
      accounts of $2,985,137 and $2,877,336, respectively                          3,507,216            2,259,582
   Deferred income taxes                                                             405,320              405,320
   Inventory                                                                         152,347              159,181
   Prepaid and other current assets                                                  567,557              525,556
                                                                                ------------         ------------
Total current assets                                                               5,217,429            4,499,131

Property and equipment, net                                                        7,123,206            7,563,568

Other assets:
   Restricted cash                                                                   250,000              250,000
   Note receivable                                                                   121,381              120,608
   Advances to employees                                                             435,283              435,283
   Deferred income taxes                                                           1,218,521            1,218,521
   Bond issue costs, net of accumulated amortization of $121,387
      and $110,461, respectively                                                     169,937              180,863
   Other assets                                                                       11,321               11,321
                                                                                ------------         ------------
Total other assets                                                                 2,206,443            2,216,596
                                                                                ------------         ------------
Total assets                                                                    $ 14,547,078         $ 14,279,295
                                                                                ============         ============

Current liabilities:
     Current portion of long-term debt                                          $    145,000         $    145,000
     Current portion of note payable                                                       0              154,453
     Accounts payable                                                              4,367,609            3,303,947
     Accrued payroll and related expenses                                            219,082              222,176
     Accrued expenses and other                                                      272,473              447,114
                                                                                ------------         ------------
Total current liabilities                                                          5,004,164            4,272,690

Long-Term liabilities:
    Long-term debt, net of current portion                                         5,609,922            5,376,922

Commitments and contingencies

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
             2,747,000 outstanding                                                 3,801,926            3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                  48                   48
     Retained earnings                                                               623,862            1,327,272
     Other comprehensive income                                                        6,719                 --
     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                              (499,563)            (499,563)
                                                                                ------------         ------------
Total stockholders' equity                                                         3,932,992            4,629,683
                                                                                ------------         ------------
                                                                                $ 14,547,078         $ 14,279,295
                                                                                ============         ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                        MARCH 31,                              MARCH 31,
                                                                 2005                2004              2005                2004
                                                             ----------          ----------          ----------          ----------
Food Service Revenue                                         $6,627,280          $7,141,972         $20,006,860         $21,024,382
Cost of Operations
  Payroll and related expenses                                2,836,670           2,926,771           8,064,678           8,288,901
  Other costs of operations                                   2,742,528           2,873,948           8,246,529           8,741,337
                                                             ----------          ----------          ----------          ----------
Total cost of operations                                      5,579,198           5,800,719          16,311,207          17,030,238

                                                             ----------          ----------          ----------          ----------
Gross Profit                                                  1,048,082           1,341,253           3,695,653           3,994,144

Expenses
  General and administrative expenses                         1,239,134           1,202,066           3,624,399           3,569,531
  Depreciation and amortization                                 140,339             152,398             443,323             462,343
  Provision for doubtful accounts                                30,000              60,000             135,000             180,000
                                                             ----------          ----------          ----------          ----------
Total expenses                                                1,409,473           1,414,464           4,202,722           4,211,874

Loss from operations                                         (361,391)         (73,211)         (507,069)         (217,730)

Other income/(expense)
  Other                                                      (12,467)         (4,624)               --            (13,642)
  Interest income                                                 2,223               3,067               4,478               6,623
  Interest expense                                             (74,257)         (45,610)         (200,819)         (138,234)
                                                             ----------          ----------          ----------          ----------
Total other income/(expense)                                 (84,501)         (47,167)         (196,341)         (145,253)

                                                             ----------          ----------          ----------          ----------
Loss before income taxes                                     (445,892)         (120,378)         (703,410)         (362,983)

Provision for income taxes                                         --                  --                  --                  --

Net loss                                                     ($ 445,892)         ($ 120,378)         ($ 703,410)         ($ 362,983)
                                                             ==========          ==========          ==========          ==========

Net loss per share - basic and diluted                       ($    0.16)         ($    0.04)         ($    0.25)         ($    0.13)
                                                             ==========          ==========          ==========          ==========

Weighted average number of shares                             2,847,000           2,847,000           2,847,000           2,847,000
                                                             ==========          ==========          ==========          ==========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED MARCH 31,
                                                                   2005               2004
                                                                ----------         ----------
Operating activities:
Net loss                                                        ($ 703,410)        ($ 362,983)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                 443,323            462,343
     Provision for bad debts                                       135,000            180,000
     Amortization of bond costs                                     10,926             10,923
 Changes in assets and liabilities:
     Accounts receivable                                        (1,383,407)        (1,690)
     Inventory                                                       6,834         (22,328)
     Prepaid and other current assets                           (42,001)              --
     Accounts payable                                            1,063,662         (250,500)
     Accrued payroll and related expenses                       (3,094)        (25,452)
     Accrued expenses and other                                   (174,641)        (143,862)
                                                                ----------         ----------
Net cash used in operating activities                           (646,808)        (153,559)

Investing activities:
    Purchases of marketable securities                          (37,328)              --
    Sales of marketable securities                                  35,570               --
    Purchase of property and equipment                          (2,961)        (49,212)
                                                                ----------         ----------
Net cash used in investing activities                           (4,719)        (49,212)

Financing activities:
     Repayment of note payable                                  (203,000)        (154,452)
     Repayments of long-term borrowing                          (154,453)        (2,664,000)
     Proceeds from long-term borrowing                             436,000          2,955,000
     Repayments of term loan                                          --           (53,609)
                                                                ----------         ----------
Net cash provided by financing activities                           78,547             82,939

Net decrease in cash                                            (572,980)        (119,832)

Cash and cash equivalents - beginning of period                    946,523          1,360,512
                                                                ----------         ----------

Cash and cash equivalents - end of period                       $  373,543         $1,240,680
                                                                ==========         ==========

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

3.   EARNINGS PER COMMON SHARE

     Earnings per common share amounts are based on the weighted-average  number of shares of common stock  outstanding  during the nine-month period ending
     March 31, 2005 and 2004.  The  Company  did not have any stock  options and warrants that impacted earnings per share in each period.

4.   LITIGATION

     On February 7, 2001, the Company filed a suit against a major client in the
     Court  of  Common  Pleas  of  Chester  County,   Pennsylvania,   which  was
     subsequently  removed to the United States  District  Court for the Eastern
     District of Pennsylvania.  On February 25, 2005,  judgment was entered on a jury  verdict  in favor of the  Company,  in the  amount of  $2,500,000  in damages  related to its claims,  including  but not  limited to,  breach of contract and lost profits.  The client's  counterclaim was dismissed by the judge.

     The  Company is  involved  in  litigation  with a  construction  contractor related to the  renovations  of  Collegeville  Inn  Conference and Training
     Center.  The Company  denies its  liability  for the claim and has asserted offsets against the amounts claimed. The case is currently in discovery.

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

For the quarter ended March 31, 2005:

                                          Food Service    Training and
                                           Management   Conference Center     Total
                                          ------------  ----------------- ------------
Food service revenue                      $  6,453,511    $    173,769    $  6,527,280
Depreciation and amortization                   15,141         125,198         140,339
Income (loss) from operations                  139,575    (500,966)   (361,391)
Interest income                                  2,223            --             2,223
Interest expense                          (45,816)   (28,441)   (74,257)
Income (loss) before taxes (benefit)            83,515    (529,407)   (445,892)
Net income (loss)                               83,515    (529,407)   (445,892)
Total assets                              $  6,988,183    $  7,558,895    $ 14,547,078

For the quarter ended March 31, 2004:

                                          Food Service    Training and
                                           Management   Conference Center     Total
                                          ------------  ----------------- ------------
Food service revenue                      $  6,925,999    $    215,973    $  7,141,972
Depreciation and amortization                   28,291         124,107         152,398
Income (loss) from operations                  218,318    (291,598)   (73,211)
Interest income                                  3,067            --             3,067
Interest expense                          (28,667)   (16,943)   (45,610)
Income (loss) before taxes (benefit)           192,675    (313,053)   (120,378)
Net income (loss)                              192,675    (313,053)   (120,378)
Total assets                              $  6,515,902    $  8,003,460    $ 14,519,362

For the nine months ended March 31, 2005:

                                          Food Service    Training and
                                           Management   Conference Center     Total
                                          ------------  ----------------- ------------
Food service revenue                      $ 19,355,672    $    651,188    $ 20,006,860
Depreciation and amortization                   69,331         373,992         443,323
Income (loss) from operations                  593,150    (1,100,219)   (507,069)
Interest income                                  4,478            --             4,478
Interest expense                          (121,959)   (78,861)   (200,819)
Income (loss) before taxes (benefit)           476,534    (1,179,944)   (703,410)
Net income (loss)                              476,534    (1,179,944)   (703,410)
Total assets                              $  6,988,183    $  7,558,895    $ 14,554,078

For the nine months ended March 31, 2004:

                                          Food Service    Training and
                                           Management   Conference Center     Total
                                          ------------  ----------------- ------------
Food service revenue                      $ 20,329,434    $    694,948    $ 21,024,382
Depreciation and amortization                   89,735         372,608         462,343
Income (loss) from operations                  783,432    (1,001,162)   (217,730)
Interest income                                  6,615               8           6,623
Interest expense                               (86,424)   (51,810)   (138,234)
Income (loss) before taxes (benefit)           703,511    (1,066,493)   (362,982)
Net income (loss)                              703,511    (1,066,493)   (362,982)
Total assets                              $  6,515,902    $  8,003,460    $ 14,519,362

6.   REVOLVING CREDIT FACILITY

     In February 2001,  the Company  executed a loan agreement with a bank for a
     revolving   credit  and  two  irrevocable   letters  of  credit  issued  in
     conjunction  with  the  issuance  of  Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In  October  2003 the  Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving  credit line.  At March 31, 2005,  the Company had  approximately
     $275,078 available under the revolving credit. Advances under the revolving credit are used for working capital purposes.

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also include  the  maintenance  of a certain  consolidated  fixed  debt  service coverage  ratio,  ratio of total  consolidated  liabilities to consolidated tangible  net worth,  and minimum  working  capital.  At March 31, 2005 the
     Company was not in compliance with these  covenants,  however the Company's bank has waived compliance with the covenants.

     As of March 31, 2005 and June 30, 2004 the  Company  maintained  restricted cash balances of $250,000,  which was not available for operating purposes.
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

7.   COLLEGEVILLE INN

     On September 8, 2004 the Company  entered into an agreement of sale for the land adjacent to its Collegeville  Inn Conference and Training Center.  The
     agreement provides for an initial deposit of $10,000 within ten days of the effective date of the agreement,  with  additional  deposits of $50,000 and
     $25,000  payable to the  Company  upon the  occurrence  of certain  events,
     including,   but  not  limited  to,  zoning  approvals.  The  deposits  are non-refundable upon the end of a 120-day inspection period, which commenced on the date the buyer received a fully  executed  original of the agreement of sale.  Pursuant to the terms of the  agreement of sale,  the Company may realize gross proceeds of approximately  $1,710,000.  However,  the Company may realize gross proceeds in excess of $1,710,000, if the buyer is able to maximize the yield of the  property.  The  agreement of sale  provides that settlement  occur within  twenty-four  months of the date of the agreement, however, upon payment of additional deposits, settlement may be extended an additional  twelve  months.  Upon closing of the  transaction,  the Company plans on using the proceeds to retire a proportional  amount of outstanding debt associated with the parcel of land. There can be no assurance that the sale of this land will be  completed  in  accordance  with the terms of the agreement of sale.

8.   OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive  income  (loss)  includes all  revenues,  expenses  gains and losses  that  affect the  capital  of the  Company  aside  from  issuing or retiring  shares  of  stock.  Net  income  or  loss  is  one  component  of comprehensive  income. Based on the Company's current activities,  the only component of  comprehensive  income  consists of changes in the  unrealized gains or losses of marketable securities.

     The difference  between net loss and total  comprehensive  income (loss) is shown below:

                                         Three Months Ended            Nine Months Ended
                                              March 31,                    March 31,
                                          2005          2004          2005          2004
                                       ---------     ---------     ---------     ---------
     Net (Loss)                        ($445,892)    ($120,378)    ($703,410)    ($362,983)
     Unrealized gain (loss) on
       investments                         6,719          ---          6,719          ---
                                       ---------     ---------     ---------     ---------
     Comprehensive (loss)              ($439,173)    ($120,378)    ($696,691)    ($362,983)

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

RESULTS OF OPERATIONS

Revenues  for the quarter  ended March 31, 2005 were  $6,627,280,  a decrease of
$514,692 or 7.8% compared to revenues of $7,141,972 in the corresponding quarter last year. Revenues for the nine months ended March 31, 2005 were $20,006,860, a decrease of  $1,017,522  or 5.1%  compared to  revenues  of  $21,024,382  in the corresponding  quarter  last year.  This  decrease is  primarily  due to the net impact of revenues from new contracts  versus revenues from lost  contracts,  as well as lower revenue from the Collegeville Inn.

Cost of operations provided for the current quarter was $5,579,198,  compared to
$5,800,718  for similar  expenses  in the same  period last year,  a decrease of
$221,520 or 4.0%.  Cost of  operations  for the nine months ended March 31, 2005 were $16,311,207, compared to $17,030,238, a decrease of $719,031 or 4.4%.

Gross profit for the current quarter was $1,048,082,  or 15.8% of gross revenue, compared  to  $1,341,253,  or 18.8% of gross  revenue,  for the same period last year,  a decrease of $293,171 or 28.0%.  Gross  profit for the nine months ended
March 31, 1005 was  $3,695,653 or 18.5% of gross revenue  compared to $3,994,144 or 19.0% of gross revenue. The decrease in gross profit is due to an increase in cost of operations that exceeds the increase in revenues.

General and administrative  expenses for the quarter were $1,239,134 or 18.7% of revenue,  compared to  $1,202,066  or 16.8% of revenue for the same quarter last year, an increase of $37,068 or 3.0%.  General and  administrative  expenses for the nine months ended March 31, 2005 were  $3,624,399 or 18.1% of gross revenue, compared to  $3,569,531 or 17.0% of gross revenue for the same period last year, an increase of $54,868 or 1.5%.  This increase is due to higher costs within the general and administrative  expenses  including  professional fees and operating leases, which is offset by a reduction in expenses related to corporate overhead personnel.

Provision for doubtful accounts for the quarter ended March 31, 2005 was $30,000 compared to $60,000  for the  corresponding  quarter  last year.  Provision  for doubtful accounts for the nine months ended March 31, 2005 and 2004 was $135,000 and $180,000, respectively.

Interest  expense for the quarter  ended March 31, 2005 was $74,257  compared to
$45,610  for the same  period  last year.  Interest  expense for the nine months ended March 31,  2005 and 2004 was  $200,819  and  $138,234,  respectively.  The increase in interest expense is a result of additional  borrowings as well as an increase in interest rates.

For the reasons  stated above,  net loss after taxes for the quarter ended March
31, 2005 was $445,892  compared to $120,378 for the  corresponding  quarter last year.  For the  nine  months  ended  March  31,  2005  and 2004 the net loss was
$703,410 and $362,983, respectively.

Net loss per share for  the current  quarter was $0.16  compared to net loss per share of $0.04 for the same quarter  last year.  Net loss per share for the nine months ended March 31, 2005 and 2004 was $0.25 and $0.13, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 the Company had working capital of $213,265.

OPERATING  ACTIVITIES.  Cash used in operations  for the nine months ended March
31,  2005 was  $646,808  compared to $153,559  used by  operations  for the nine months  ended  March 31,  2004.  The  current  period's  activity  is  primarily attributable to operating  losses  sustained in the current period as well as an increase in accounts receivable and accounts payable.

INVESTING  ACTIVITIES.  Investing  activities used $4,719 in cash in the current quarter  compared  to $49,212  in cash used in the same  period  last year.  The
Company's investing activities are due to purchases of investment securities and property and equipment.

FINANCING  ACTIVITIES.  Current quarter financing activities provided $78,547 in cash compared to $82,939 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving credit facility of $3,500,000.  At March 31, 2005 and June
30, 2004, the Company had $275,078 and $653,078  respectively,  available  under its  revolving  credit.  As of March  31,  2005 and  June 30,  2004 the  Company
maintained  restricted  cash  balances of $250,000  with its bank as  additional collateral,  which were not available for operating purposes.  In November 2004, the Company  entered  into an  agreement  whereby its credit loan  facility  was extended to December 31, 2005. The loan facility contains certain covenants that include  maintenance of certain financial ratios,  maintenance of minimum levels of working  capital as well as affirmative and negative  covenants.  On December
15, 2004 the Company  entered into an amended  agreement  whereby new  financial covenants  were  negotiated  through June 30, 2005,  which reflect the Company's current operating projections.  As part of the amended agreement,  the Company's
Chief Executive Officer was required to execute a limited personal  guarantee in the amount of  $3,000,000.  In May 2005,  the Company  entered into an agreement whereby its credit loan  facility was extended to June 30, 2006.  The Company is current with all its  obligations to its bank and on its bonds,  but has not met all financial covenants in its loan documents. The bank has waived the Company's non-compliance with the covenants.

The Company issued two series of Industrial Revenue Bonds totaling $3,560,548 in
December 1996. The  outstanding  balance on the bonds was $2,530,000 as of March
31, 2005 and $2,675,000 as of June 30, 2004.

                                                         Payment Due by Period
                                -----------------------------------------------------------------------------
                                                    Less
   Contractual                    Total            Than 1          2 - 3           4 - 5        After 5
   Obligations                                      Year           Years           Years          Years

Long-Term Debt*                 $5,744,922         145,000       3,539,922         350,000       1,720,000
-------------------------------------------------------------------------------------------------------------
Operating Leases                    68,498          41,698          26,795            --              --
-------------------------------------------------------------------------------------------------------------
Total Contractual Cash
 Obligations                    $5,813,420      $  186,698      $3,566,717      $  350,000      $1,720,000
-------------------------------------------------------------------------------------------------------------

* Long-Term  Debt includes the $3,224,922  outstanding  balance on the revolving credit facility.

                                                                 Amount of Commitment Expiration
                                                                            Per Period
                                                     -----------------------------------------------------------------
     Other                       Total Amounts
  Commercial                       Committed            Less Than                          4 - 5            Over 5
  Commitments                                            1 Year        1 - 3 Years         Years             Years
----------------------------------------------------------------------------------------------------------------------
Lines of Credit                    $3,500,000        $      --          $3,500,000        $    --          $       --
----------------------------------------------------------------------------------------------------------------------
Standby Letter of Credit            3,065,000               --           3,065,000             --                  --
----------------------------------------------------------------------------------------------------------------------
Total Commercial Commitments       $6,565,000        $      --          $6,565,000        $    --          $       --
----------------------------------------------------------------------------------------------------------------------

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the 12 months ending June 2005. In addition, the Company anticipates the sale of certain land  adjacent to its  Collegeville  facility  that it believes will net cash  proceeds of  approximately  $1,710,000.  See  Footnote  #7 for  additional information.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarter  ending March 31, 2005 or the fiscal year ended
June 30,  2004;  however,  there can be no  assurance  that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of March 31,  2005 and June 30, 2004 the Company  maintained  a deferred  tax asset of $1,623,841.  The Company has not provided a valuation allowance against its deferred tax assets after  consideration of a future gain on the disposal of certain  land  adjacent to its  Collegeville  facility  and  anticipated  future profitable  operating results.  However, the amount realizable may be reduced if future  taxable  income is reduced  or is  insufficient  to  utilize  the entire deferred tax asset.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not Applicable.

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

                                          Nutrition Management Services Company

                                          /s/ Joseph V. Roberts
                                          --------------------------------------
                                          Joseph V. Roberts
                                          Chairman and Chief Executive Officer

                                          /s/ Francine M. Tomlinson
                                          --------------------------------------
                                          Francine M. Tomlinson
                                          (Principal Financial Manager)

Date:  May 23, 2005

