Form 10-K
period 2005-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-09-28
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (MARK ONE)

     [ X ] ANNUAL  REPORT  PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 (Fee  required) For Fiscal year ended
           June 30, 2005
                                                      OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
           (NO FEE REQUIRED)

           For the transition period from _____ to _____

                         Commission file Number 0-19824

                            ------------------------

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  23-2095332
          ------------                                 -----------
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
          on Which Registered                     Title of Each Class
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
     amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
     defined in Exchange Act Rule 12b-2). YES:                 NO:      X
                                               -----------         ------------

     The aggregate  market value of voting stock (Class A Common  Stock,  no par value) held by  non-affiliates  of the  Registrant  as of June 30, 2005 was approximately $342,826.

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest  practicable  date: At September 9, 2005, there was outstanding  2,747,000 shares of the Registrant's  Class A Common
     Stock, no par value, and 100,000 shares of the Registrant's  Class B Common
     Stock, no par value.

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
     20.

                            (COVER PAGE 2 OF 2 PAGES)

PART I

ITEM 1 - BUSINESS

GENERAL

Nutrition  Management  Services  Company  (the  "Company"  or the  "Registrant")
provides food,  facilities  operations and housekeeping  management  services to continuing care facilities, hospitals and retirement communities.

The Company was incorporated  under the laws of the Commonwealth of Pennsylvania on March 28, 1979, and focuses on the continuing care and  health-care  segments of the food service market.  Its customers  include  continuing care facilities, hospitals and retirement communities.

On November 25, 1991, the Company organized Apple Management Services Company to provide management service expertise.

On May 31, 1994, the Company purchased  twenty-two (22) acres of land containing a  40,000  square  foot  building  formerly  used as a  restaurant  and  banquet facility.  The  Company  renovated  the  property  to serve  as a  comprehensive training facility for Company employees.  In addition,  the facility serves as a showroom for  prospective  customers who can observe the Company's  programs for nursing  and  retirement  home  dining and  hospital  cafeteria  operations.  In
September  1997,  the  Company  opened  the  retail  restaurant  portion  of the
Collegeville  Inn Conference & Training  Center.  In connection  therewith,  the
Company  expended  approximately  $6,000,000  in  renovation  work  through  the issuance of two twenty-year  bonds dated December 1996 and its internal  working capital.  The Company opened the banquet and training division during its second quarter of fiscal year 1998. The remaining division of the project was available for  operations in the third  quarter of fiscal 2000.  The agreement of sale for the land  dated  September  8,  2004  has been  terminated  and the  Company  is currently  exploring  several  alternatives  for the  land,  including,  but not limited to, the sale of the land.  Effective  June 27, 2005,  the Company closed the buffet  restaurant at the Collegeville Inn Conference and Training Center to
make the facility available for catered events.

On November 14, 1997, the Company organized Apple Fresh Foods, Ltd. to develop a cook-chill  food  preparation  technology  for use in the Company's food service business.  Apple Fresh Foods,  Ltd.  operations are located in the  Collegeville
Inn.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note O on page F-20 of the Consolidated Financial Statements.

DESCRIPTION OF SERVICES

The Company  provides  contract food,  facilities  operations  and  housekeeping services to continuing care facilities,  hospitals,  and retirement communities.
The  Company  provides  complete  management  and  supervision  of the  dietary, facilities and housekeeping  operations in its customers' facilities through the use of on-site management staff, quality and cost-control programs, and training and  education  of  dietary  staff.  The  Company's  operational  districts  are supported by Regional  Managers,  District Managers,  Registered  Dietitians and
Quality Assurance staff.

The  Company  seeks to provide its  services  at a lower cost than  self-managed facilities,  while maintaining or improving  existing service,  nutritional care standards and regulatory compliance.

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

SERVICE AGREEMENTS

The Company provides its services under several different financial arrangements including  a fee basis and  profit  and loss  basis.  As of June 30,  2005,  the
Company provided  services under various service  agreements at forty-eight (48)
facilities. At certain of these facilities, the Company has contracts to provide vending  services  and  housekeeping  services in  addition  to the  contract to provide  food  services.  Most of these  contracts  have one year  terms and are automatically  renewable  at the  end  of  each  service  year.  The  agreements generally  provide that either party may cancel the  agreement  upon ninety (90)
days written notice.

In consideration  for providing its services,  the Company expects to be paid by its clients in accordance  with the credit terms agreed upon which range from 30 days to 90 days.

MAJOR CUSTOMER

The  Company's  Food  Service  Management  Segment had sales to three  customers representing approximately 29%, 21% and 11%, respectively, of total revenues for the year ended June 30, 2005.  For the years ended 2004 and 2003,  the Company's
Food  Service  Management  Segment  had  sales  to  one  customer   representing
approximately  28% and 26% of total revenues,  respectively.  The loss of any of these  customers  could have a material  adverse effect on the Company's  future results of operations.

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

EMPLOYEES

At June 30, 2005, the Company employed a total of  approximately  354 employees.
Approximately  175 of those  employees serve in various  executive,  management, administrative,  quality  assurance  and sales  capacities.  The  remaining  179 employees are primarily dietary and housekeeping workers. Approximately 89 (50%)
of the Company's  dietary and  housekeeping  workers are covered by a collective bargaining agreement. The Company's collective bargaining agreement commenced in
2003 and ends in 2006. The Company makes  contributions  to the union's benefits funds as required by the collective bargaining agreement.  The Company considers its relationships with its employees and unions to be satisfactory.

PURCHASING

For the years  ended June 30,  2005,  2004 and 2003,  respectively,  the Company purchased the following  percentages of its food and non-food  products from two vendors:

                                       Years ended June 30,
                                   2005       2004        2003
                                   ----       ----        ----
          Vendor A:                 45%        40%         37%
          Vendor B:                 19%        18%         18%

While the Company maintains a good relationship with these vendors, in the event of a  disruption  in  the  Company's  relationship  with  these  vendors  or any disruption in the vendors' business, the Company has alternate sources of supply for its food and non-food products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable.

ITEM 2 - PROPERTIES

The  Company  leases  its  corporate  offices,  located at 725  Kimberton  Road,
Kimberton,  Pennsylvania, which consists of approximately 8,500 square feet from
Ocean 7, Inc., a corporation  controlled by the Chief  Executive  Officer of the
Company. The initial term of the lease expired on June 30, 2003 and continues on a month-to-month  lease based on terms generally  similar to those prevailing to unrelated  parties.  During the three years ending June 30, 2005, 2004 and 2003, the Company paid the related  entity rent in the amounts of  $259,758,  $261,766 and  $232,259,  respectively.  The  Company  leases an  apartment  from the same company to accommodate visiting clients and employees.

In  addition,  the Company is provided  with office  space at each of its client facilities.

The  Company  owns  approximately  twenty-two  acres  of land  in  Collegeville,
Pennsylvania.  In 1997,  the Company  completed its  renovations  of an existing
40,000  square foot  building  to serve as a training  facility  and  conference center.

The Company presently owns food service equipment,  computers, office furniture, and equipment,  automobiles and trucks.  Management believes that all properties
and  equipment  are  sufficient  for  the  conduct  of  the  Company's   current
operations.

ITEM 3 - LEGAL PROCEEDINGS

On February  7, 2001,  the Company  filed a suit  against a major  client in the
Court of Common Pleas of Chester County,  Pennsylvania,  which was  subsequently removed  to the  United  States  District  Court  for the  Eastern  District  of
Pennsylvania.  On February 25,  2005,  judgment was entered on a jury verdict in favor of the Company,  in the amount of  $2,500,000  for damages  related to its claims, including breach of contract and contractual interference.  The client's counterclaim  was  dismissed  by the judge.  The Company  filed an appeal of the jury's failure to award interest. Fees due to the Company's legal counsel in the amount of $340,000 have been placed in escrow pending the outcome of the appeal.
The  former  client did not appeal the jury  verdict  and the  Company  received
$2,500,000 on June 1, 2005.  For the year ended June 30, 2005, the jury award is reported as Other Income,  net of legal fees and related  expenses in the amount of $378,762.

The Company is involved in litigation with a construction  contractor related to the renovations of Collegeville Inn Conference and Training Center.  The Company
denies  its  liability  for the  contractor's  claims and has  asserted  offsets against the amounts claimed. The case is currently in discovery.

Although  it is not  possible  to  predict  with  certainty  the  outcome of the unresolved legal action, or the range of possible loss or recovery,  the Company believes these  unresolved  legal actions will not have a material effect on its financial position or results of operations.

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

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock No Par Value, (the "Class A Common Stock") is
currently  trading on the OTC Pink Sheets  (Ticker  Symbol - NMSCA.PK)  and is a
penny stock. The Company's Class A Common Stock traded on the OTC Bulletin Board until January 7, 2005,  at which time trading  commenced on the OTC Pink Sheets.
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

The following  table shows the range of high and low bid  quotations as reported on the OTC  Electronic  Bulletin  Board or the OTC Pink Sheets for the  quarters ending during the last two fiscal years for the Class A Common Stock:

     Fiscal 2005                   High           Low
     ------------                  ----           ---
     Fourth Quarter                $0.40          $0.33
     Third Quarter                  0.35           0.31
     Second Quarter                 0.58           0.27
     First Quarter                  0.75           0.58

     Fiscal 2004                   High           Low
     -----------                   ----           ---
     Fourth Quarter                $1.15          $0.22
     Third Quarter                  0.22           0.20
     Second Quarter                 0.21           0.20
     First Quarter                  0.21           0.20

The  prices   presented  are  bid  prices,   which   represent   prices  between
broker-dealers  and  do  not  include  retail  mark-ups  and  mark-downs  or any commission  to the  broker-dealer.  The above  prices do not  reflect  prices in actual transactions.

HOLDERS

As of September 8, 2005, there were  approximately  forty (40) holders of record of the Class A Common Stock.

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

                                                                          Years ended June 30
                                                  2005               2004             2003              2002              2001
                                                  ----               ----             ----              ----              ----
Revenue                                        $26,602,161       $27,999,905       $27,306,030       $29,906,631       $40,870,720
Gross profit                                     4,914,568         5,257,520         4,621,590         6,223,884         7,621,056
Income/(loss) from Operations                     (770.801)         (856,851)       (1,099,435)          (86,087)          138,720
Other income/(expense)                           1,854,038          (195,283)         (217,393)         (290,616)         (462,885)
Net income/(loss)                                  775,657          (850,434)         (819,441)         (286,724)         (315,952)

Per share of common stock (basic and diluted):
     Net (loss) income                             $ 0.27            ($ 0.30)          ($ 0.29)           ($0.10)           ($0.11)
                                                  ========           ========          ========           =======           =======

Weighted average common shares
outstanding                                     2,847,000          2,847,000         2,847,000         2,847,000         2,847,000
                                                =========          =========         ==========        =========         =========

                                                            As of June 30
                                                  2005               2004             2003              2002              2001
                                                  ----               ----             ----              ----              ----
Working capital                               $ 1,581,159         $  226,441       $ 1,726,474       $ 2,923,148       $ 2,875,949
Total assets                                   16,190,634         14,279,295        15,142,714        17,352,016        18,504,547
Long-term debt                                  5,604,521          5,376,922         5,339,343         6,273,998         6,453,248
Stockholders' equity                            5,413,580          4,629,683         5,480,117         6,299,558         6,586,282

                                                                 7

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

RESULT OF  OPERATIONS  YEAR ENDED JUNE 30, 2005  COMPARED TO YEAR ENDED JUNE 30,
2004

Revenues for the year ended June 30, 2005 ("Fiscal  2005") were  $26,602,161,  a decrease of $1,397,744 or 4.9% compared to revenues of $27,999,905  for the year ended June 30, 2004 ("Fiscal  2004").  This decrease is primarily due to the net impact of revenues from new contracts versus revenues from lost contracts.

Cost of operations  for Fiscal 2005 was  $21,687,593  compared to $22,742,385 in
Fiscal  2004,  a decrease  of  $1,054,792  or 4.6%.  This  decrease  in costs of operations is related to the decrease in revenues during the period.

Gross  profit for Fiscal 2005 was  $4,914,568  or 18.4% of revenue,  compared to
$5,257,520  or 18.8% of revenue in Fiscal  2004, a decrease of $342,952 or 6.5%.
The  decrease  in gross  profit is due to net impact of new  contracts  and lost contracts,  which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative  expenses for Fiscal 2005 were $4,943,467 or 18.5% of revenue, compared to $4,909,172 or 17.5% of revenue for Fiscal 2004, an increase of  $34,295  or  0.7%.  The  increase  is  due to  higher  expenses  related  to professional  fees and  insurance,  offset by lower payroll and payroll  related costs.

Depreciation and amortization for Fiscal 2005 was $576,902, compared to $620,199 for Fiscal 2004.

Provision  for  doubtful  accounts  for Fiscal  2005 was  $165,000  compared  to
$585,000 for Fiscal 2004.  The decrease is due the Company's  decision in Fiscal
2004 to increase the  provision  for doubtful  accounts  with respect to certain delinquent customers.

Loss from operations for Fiscal 2005 was $770,801 or 2.9% of revenue compared to
$856,851  or 3.1% of revenue  for Fiscal  2004,  a decrease of $86,050 or 10.0%.
This improvement over Fiscal 2004 is due to lower  depreciation  expense and bad debt expense, as well as certain operating efficiencies.

Interest  expense for Fiscal 2005 was  $279,245 or 1.1% of revenue,  compared to
$186,699 or 0.7% of revenue for Fiscal 2004.  This  increase is primarily due to an increase in interest rates in Fiscal 2005.

Other  income for Fiscal 2005 was  $2,121,238  or 8.0 % of revenues  compared to other expense of $18,148 or 0.0% of revenue for Fiscal 2004. The increase is due to the Company's  receipt of the proceeds  from the  successful  resolution  the litigation as detailed in Item 3-Legal Proceedings. The jury award of $2,500,000 is reflected net of legal and related expenses in the amount of $378,762.

For the reasons  stated  above,  income  before income taxes for Fiscal 2005 was
$1,083,237  or 4.1%  of  revenue  compared  to a loss  before  income  taxes  of
$1,052,134 or 3.8% of revenue for Fiscal 2004.

The net income for Fiscal 2005 was  $775,657 or $0.27 per share  compared to net loss of $850,434 or $0.30 per share for Fiscal 2004.

RESULT OF  OPERATIONS  YEAR ENDED JUNE 30, 2004  COMPARED TO YEAR ENDED JUNE 30,
2003

Revenues for the year ended June 30, 2004 ("Fiscal 2004")  increased by $693,875 or 2.4% to $27,999,905  compared to revenues of  $27,306,030  for the year ended
June 30, 2003 ("Fiscal 2003").  This increase is primarily due to the net impact of revenues from new contracts versus revenues from lost contracts

Cost of operations  for Fiscal 2004 was  $22,742,385  compared to $22,684,440 in
Fiscal  2003,  an  increase  of  $57,945  or  0.3%.  This  increase  in costs of operations is due to increased revenues during the period

Gross  profit for Fiscal 2004 was  $5,257,520  or 18.8% of revenue,  compared to
$4,621,590 or 16.9% of revenue in Fiscal 2003, an increase of $635,930 or 13.8%.
The  increase  in  gross  profit  is  due  to the  addition  of  new  customers,
renegotiation  of  contract  rates  in  the  normal  course  of  business,   the
elimination  of under  performing  customers  and other  operating  efficiencies implemented in the current year

General and administrative  expenses for Fiscal 2004 were $4,909,172 or 17.5% of revenue, compared to $4,556,706 or 16.7% of revenue for Fiscal 2003, an increase of  $352,466  or 7.7%.  The  increase is due to higher  fixed  costs,  including expenses  related to  advertising,  recruitment  and the  addition of  corporate overhead personnel to support its new business

Depreciation and amortization for Fiscal 2004 was $620,199, compared to $775,057 for Fiscal  2003.  This  decrease was due  primarily to the end of  amortization expense for investment in contracts in Fiscal 2003.

Provision  for  doubtful  accounts  for Fiscal  2004 was  $585,000  compared  to
$389,262  for Fiscal  2003.  Due to the  passage  of time,  the  Company  made a decision to increase the provision for doubtful accounts with respect to certain delinquent  customers.  The  Company  believes  it  will  be  successful  in its collection efforts related to these outstanding balances

Loss from operations for Fiscal 2004 was $856,851 or 3.1% of revenue compared to
$1,099,435  or 4.0% of revenue for Fiscal 2003, a decrease of $242,584 or 22.1%.
This  improvement  over Fiscal 2003 is due to an  increase  in  revenues,  gross profit and operating efficiencies.

Interest  expense for Fiscal 2004 was  $186,699 or 0.7% of revenue,  compared to
$211,953 or 0.8% of revenue for Fiscal 2003. This decrease is primarily due to a reduction of long-term debt.

For the  reasons  stated  above,  loss before  income  taxes for Fiscal 2004 was
$1,052,134 or 3.8% of revenue compared to loss before income taxes of $1,316,828 or 4.8% of revenue for Fiscal 2003.

Net loss for Fiscal 2004 was $850,434 or $0.30 per share compared to net loss of
$819,441 or $0.29 per share for Fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our  requirement  for capital is to fund (i) sales growth and (ii) financing for acquisitions. Our primary source of financing during 2005 and 2004 was cash flow from operations.

At June 30, 2005,  the Company had working  capital of $1,581,159 as compared to
$226,441  at June 30,  2004.  This  increase  in working  capital  is  primarily attributable  to the Company's  receipt of the jury award related the successful resolution  of  the  litigation  discussed  in  Item  3-Legal  Proceedings.  The
Company's  cash and cash  equivalents  increased  by  $1,943,093  to  $2,889,616 primarily  due to the  receipt  of the  jury  award  related  to the  litigation discussed in Item 3-Legal  Proceedings.  Cash provided by operations  for Fiscal
2005 was  $1,868,859,  compared to $552,136  provided by  operations  for Fiscal
2004.

Investing  activities  consumed  $4,313 in cash during  Fiscal 2005  compared to
$280,656 in cash provided  during Fiscal 2004.  Investing  activities for Fiscal
2005  include  capital  expenditures  in the  amount  of  $2,961  as well as the purchase  of  marketable  securities  of  $38,660  and the  sale  of  marketable securities  of  $36,308.  During  Fiscal  2005,  financing  activities  provided
$78,547,  in cash,  primarily due to proceeds from the Company's line of credit, compared to $685,469  consumed in cash during  Fiscal 2004,  which was primarily due to a restriction of cash.

The Company has certain  credit  facilities  with its bank including a revolving credit of $3,500,000. At June 30, 2005, the Company had $275,079 available under its revolving credit. The Company has pledged a $250,000  Certificate of Deposit as  additional  collateral  against the  revolving  line of credit.  The Company issued two series of Industrial Bonds totaling  $3,560,548 in December 1996. The outstanding  balance on the bonds was  $2,530,000  as of June 30, 2005.  In May,
2005, the Company entered into an agreement whereby the credit loan facility was extended to July 1, 2006.

The Loan Facility contains certain covenants that include maintenance of certain financial  ratios,  maintenance of minimum levels of working  capital as well as affirmative  and  negative  covenants.  At June 30,  2005,  the  Company  was in compliance with the covenants required under the credit facility agreement.

                                       10

============================================================================================================================
                                                                    PAYMENT DUE BY PERIOD
============================================================================================================================
                                                            LESS
     CONTRACTUAL                         TOTAL             THAN 1         2 - 3 YEARS           4 - 5           AFTER 5
     OBLIGATIONS                                            YEAR                                YEARS            YEARS
============================================================================================================================
Long-Term Debt *                      $5,754,921        $  150,000        $3,559,921        $  370,000        $1,675,000
============================================================================================================================
Operating Leases                          66,610            44,545            22,065              --                --
============================================================================================================================
Total Contractual Cash
Obligations                           $5,821,531        $  194,545        $3,581,986        $  370,000        $1,675,000
============================================================================================================================

* Long-Term  Debt includes the $3,224,921  outstanding  balance on the revolving credit facility.

                                                                      AMOUNT OF COMMITMENT EXPIRATION
                                                                                 PER PERIOD
============================================================================================================================
              OTHER          TOTAL AMOUNTS
           COMMERCIAL          COMMITTED          LESS THAN                               4 - 5                OVER 5
          COMMITMENTS                             1 YEAR             1 - 3 YEARS          YEARS                YEARS
============================================================================================================================
Lines of Credit               $3,500,000         $      --           $3,500,000         $    --           $       --
============================================================================================================================
Standby Letter of
Credit                         3,065,000                --            3,065,000              --                   --
============================================================================================================================
Total Commercial
Commitments                    6,565,000                --            6,565,000              --                   --
============================================================================================================================

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the twelve months ending June 2006.

The Company is exploring all  reasonable  alternatives  to improve its operating results,  including but not limited to,  increasing  food service  revenues with targeted marketing efforts,  increasing  revenues from the sale of the Company's
Cook Chill products,  the sale or lease of all or part of the  Collegeville  Inn
Conference  and Training  Center,  sale of excess land at the  Collegeville  Inn
Conference and Training  Center and reduction of operating  expenses.  Effective
June 27, 2005, the Company closed the buffet  restaurant at the Collegeville Inn
Conference  and  Training  Center to make the  facility  available  for  catered events.  There  can be no  assurance  as to the  success  of any or all of these alternatives.

In an effort to extend its current bank debt, the Company may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate  need for additional  capital at that time. Any additional  funding may result in significant  dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. The Company may
also  need   additional   funding  earlier  than   anticipated,   and  our  cash
requirements, in general, may vary materially from those now planned, for reasons  including,  but not limited to,  competitive  advances  and higher than anticipated expenses and lower than anticipated revenues from operations.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 151, "INVENTORY COSTS - AN AMENDMENT TO ARB NO. 43." This statement provides guidance  to clarify  the  accounting  for  abnormal  amounts  of idle  facility expense,  freight  handling costs, and wasted material  (spoilage),  among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense,  excessive  spoilage and other costs may be so abnormal as to require  treatment as current period  charges.  This statement requires that those items be recognized as current period charges  regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that  allocation  of fixed  production  overheads to the costs of  conversion be based on the normal capacity of the production facilities.  The adoption of this statement is required for fiscal years beginning  after June 15, 2005.  Adoption of the  Statement  is not  expected to have a material  impact on the  financial statements of the Company.

In  November  2004,  the FASB issued  SFAS No. 152  "ACCOUNTING  FOR REAL ESTATE
TIME-SHARING  TRANSACTIONS - AN AMENDMENT OF SFAS NO. 66 AND 67". This Statement
amends SFAS No. 66.  "ACCOUNTING  FOR SALES OF REAL  ESTATE",  to reference  the financial  accounting  and  reporting  guidance  for  real  estate  time-sharing transactions  that is  provided  in AICPA  Statement  of  Position  (SOP)  04-2,
Accounting for Real Estate Time-Sharing Transactions. This Statement also amends
SFAS No. 67,  "ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE
PROJECTS," to state the guidance for (a) incidental costs and (b) costs incurred to sell  real  estate  projects  does  not  apply  to real  estate  time-sharing transactions.  The  accounting  for those  operations  and costs is  subject  to guidance in SOP 04-2,  effective  for  financial  statements  with fiscal  years beginning  after June 15,  2005.  Adoption of this  Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS
- AN AMENDMENT TO APB NO. 29." This Statement amends Opinion No. 29 to eliminate the  exception  for  nonmonetary  exchanges  of  similar  productive  assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial  substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the  exchange.  The adoption of this  statement is required for fiscal years beginning after June 15, 2005.  Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In  December  2004,  the FASB issued SFAS No. 123  (Revised  2004)  "SHARE-BASED
PAYMENT."  The  statement  requires  that  the  compensation  cost  relating  to share-based  payment  transactions be recognized in financial  statements.  That cost  will be  measured  based on the  fair  value of the  equity  or  liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans,  performance-based awards,  share  appreciation  rights,  and employee  share purchase  plans.  The
Company will be required to adopt SFAS 123 (R) as of July 1, 2006.  The adoption of this statement is not expected to have a material impact on the  consolidated financial statements of the Company.

In May  2005,  the FASB  issued  SFAS No.  154  "ACCOUNTING  CHANGES  AND  ERROR
CORRECTIONS".  This Statement  replaces APB Opinion No. 20, Accounting  Changes, and FASB Statement No. 3,  "REPORTING  ACCOUNTING  CHANGES IN INTERIM  FINANCIAL
STATEMENTS",  and changes the  requirements for the accounting for and reporting of a change in accounting  principle.  This  Statement  applies to all voluntary changes in  accounting  principle.  It also  applies to changes  required  by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition  provisions.  When a pronouncement includes specific transition  provisions,  those provisions  should be followed.  Adoption of this statement is required for fiscal years  starting  after  December 15, 2005.  The adoption of this  statement  is not  expected  to have a material  impact on the consolidated financial statements of the Company.

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

REVENUE RECOGNITION

Revenue  is  generated  primarily  from  fees for food  service  management  and facilities  management at  continuing  care and health care  facilities  and the
Collegeville  Inn Conference  and Training  Center.  Revenue is recognized  when services  are  performed.  Ongoing  assessments  of  the  credit  worthiness  of customers  provide the  Company  reasonable  assurance  of  collectibility  upon performance of services.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment loss for the fiscal year ended June 30, 2005;  however,  there can be no assurance  that the Company  will not  recognize  an  impairment  loss on its long-lived assets in future periods.

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

As of June 30, 2005 and 2004,  the Company  maintained  a deferred  tax asset of
$1,456,114  and  $1,623,841,  respectively.  The  Company  has  not  provided  a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

EMPLOYMENT CONTRACTS

For the fiscal years ended June 30, 2005,  2004 and 2003 the Company paid a base salary of $335,768,  $326,542 and $312,212 to Joseph Roberts, Chairman and Chief
Executive  Officer  and  $236,324,  $228,864  and  $228,899  to  Kathleen  Hill,
President and Chief Operating Officer,  respectively.  The Company currently has no  employment  contracts  with  either  of such  individuals,  as all  previous employment contracts with such individuals  expired. The Compensation  Committee of the Board of Directors is currently  engaged in discussions  with Mr. Roberts and Ms. Hill with respect to their  compensation for the fiscal year ending June
30, 2006.

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

ITEM 8 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial  Statements and Supplementary Data to be provided pursuant to this
Item 8 are included under Part IV, Item 15, of this Form 10-K.

ITEM 9 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

On September 2, 2003 the Company  engaged BDO  Seidman,  LLP ("BDO  Seidman") to serve  as the  Company's  principal  independent  certified  public  accountant, effective immediately.  On January 10, 2005, the Company retained Moore Stephens as its independent  certified  accountants in place of BDO Seidman, who resigned as the Company's  independent auditors effective December 23, 2004. The decision to retain Moore Stephens was recommended by the Audit Committee of the Company's
Board of Directors and approved by the Company's Board of Directors.

In connection with the audits for the two most recent fiscal year ended June 30,
2004 and the subsequent  interim period through December 23, 2004, there were no disagreements  between the  Company and BDO Seidman on any matter of  accounting principles or practices,  financial statement  disclosure,  or auditing scope or procedure which, if not resolved to the satisfaction of BDO Seidman,  would have caused BDO Seidman to make reference to the subject matter of such disagreements
in  connection  with  its  reports  on  the  Company's   consolidated  financial
statements for such years.

In  connection  with the  completion  of its audit of,  and the  issuance  of an unqualified report on, the Company's  consolidated  financial statements for the fiscal  year  ended June 30,  2004,  the  Company's  independent  auditors,  BDO
Seidman,  communicated  to the Company that the following  matter  involving the
Company's  internal  controls and operation were  considered to be a "reportable condition",  as defined under standards established by the American Institute of
Certified Public Accountants, or AICPA.

The Company did not have  sufficient  competent  accounting  personnel  and as a result  processes  relating to preparation of the Company's  income tax accrual, including lack of timely management review, contributed to a material adjustment of the income tax  accounts in the fourth  quarter of the fiscal year ended June
30, 2004.

Reportable  conditions  are matters  coming to the attention of the  independent auditors  that, in their  judgment,  relate to significant  deficiencies  in the design or  operation  of  internal  controls  and  could  adversely  affect  the
Company's  ability to record,  process,  summarize  and  report  financial  data consistent  with the  assertions of management in the financial  statements.  In addition,  BDO Seidman has advised the Company that they  consider  this matter, which is  listed  above,  to be a  "material  weakness"  that,  by  itself or in combination  could  result  in a more than  remote  likelihood  that a  material misstatement  in the financial  statements  will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation,  under
the   supervision  and  with  the   participation   of  its  management  of  the
effectiveness of the design and operation of the Company's  disclosure  controls and procedures as of June 30, 2004. Based on the foregoing,  the Company's Chief
Executive   Officer  ("CEO")  and  Principal   Financial  Manager  ("PFM")  have
determined  that the  Company's  disclosure  controls  and  procedures  were not effective at a reasonable  assurance level based upon the deficiency  identified by BDO  Seidman.  However,  the CEO and PFM noted that the Company has  remedied this  deficiency and did not note any other  material  weaknesses or significant deficiencies in the Company's  disclosure  controls and procedures  during their evaluation.  In  November  2004,  the Company  hired a Director of Finance  with relevant  education  and work  experience  who  assumed  responsibility  for the preparation of all of the income tax analyses.

The  report of BDO  Seidman  on the  consolidated  financial  statements  of the
Company as of and for the two most recent  fiscal  years ended June 30, 2004 did not  contain  any  adverse  opinion  or  disclaimer  of  opinion,  nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The foregoing  disclosures  were previously  reported in Item 4 of the Company's current  report on Form 8-K filed with the SEC on January 10, 2005.  The Company provided BDO Seidman with a copy of the foregoing disclosures and requested that
BDO Seidman furnish the Company with a letter  addressed to the SEC stating that it agreed with such statements. A copy of such letter, dated January 7, 2005 was filed as Exhibit 16.1 to Form 8-K, dated January 10, 2005.

During the two most recent fiscal years ended June 30, 2004 and through December
23, 2004, neither the Company nor someone on its behalf consulted Moore Stephens
regarding  (i)  the   application  of  accounting   principles  to  a  specified
transaction,  either  completed or proposed;  or (ii) the type of audit  opinion that matters or reportable events as set forth in Items 304 (a) (1) (iv) and (a)
(1) (v) of Regulation S-K.

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

ITEM 9B - OTHER INFORMATION

As disclosed in Item 3-Legal Proceedings, the Company received $2,500,000 in the quarter  ended June 30, 2005,  as a result of the  successful  resolution of its litigation  against a former client.  For the year ended June 30, 2005, the jury award is reported as Other Income, net of legal fees and related expenses in the amount of $378,762.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Shareholders  under the caption  "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Shareholders  under the caption  "Executive  Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2005 Annual Meeting of Shareholders  under the caption "Security  Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This  information  will be contained in the Proxy  Statements of the Company for the 2005 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firms of Moore Stephens, P.C. ("Moore Stephens") and BDO Seidman,
LLP  ("BDO  Seidman")  served as the  Company's  independent  registered  public accounting firm for the fiscal years ended June 30, 2005 and 2004, respectively.
Such firms have no other relationship to the Company or its affiliates.

AUDIT FEES
Moore  Stephens  billed the  Company  $40,000  for audit fees for the  Company's annual consolidated financial statements for the fiscal year ended June 30, 2005 and BDO  Seidman  billed the Company  $53,000  for audit fees for the  Company's annual  consolidated  financial  statements  for the fiscal  year ended June 30,
2004.

AUDIT RELATED FEES
Moore  Stephens  billed the Company  $12,000 for audit related  services for the fiscal  year ended June 30,  2005.  BDO Seidman did not bill the Company for any audit related services for fiscal year ended June 30, 2004.

TAX FEES
Moore  Stephens  billed the Company  $11,900 for tax services  during the fiscal year ended June 30, 2005.  BDO Seidman did not bill the Company for tax services for fiscal year ended June 30, 2004.

ALL OTHER FEES
Moore  Stephens  and BDO  Seidman  did  not  bill  the  Company  for  any  other professional  services  for the  fiscal  years  ended  June 30,  2005 and  2004, respectively.

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

All of the  engagements  and fees for the  Company's  fiscal year ended June 30,
2005 were approved by the Audit Committee.

The Audit Committee of the Board of Directors  considered  whether the provision of  non-audit  services by Moore  Stephens  was  compatible  with its ability to maintain  independence  from  an  audit  standpoint  and  concluded  that  Moore
Stephens' independence was not compromised.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)1.   Consolidated Financial Statements

        Reports of Independent Registered Public Accounting Firms        F-2 to F-3

        Consolidated Balance Sheets as of June 30, 2005 and 2004         F-4

        Consolidated Statements of Operations for the
        Years Ended June 30, 2005, 2004 and 2003                         F-5

        Consolidated Statements of Stockholders' Equity for the
        Years Ended June 30, 2005, 2004 and 2003                         F-6

        Consolidated Statements of Cash Flows for the
        Years Ended June 30, 2005, 2004 and 2003                         F-7

        Notes to Consolidated Financial Statements                       F-8 to F-22

        Schedule of Valuation Accounts                                   F-23

(B) Exhibits

            The following  Exhibits are filed as part of this report (references are to Reg. S-K Exhibit Numbers):

       3.1     Amended and  Restated  Certificate  of  Incorporation  of Company
               (Incorporated  by  reference  to  Exhibit  3.1 of  the  Company's
               Statement on Form S-1 (File No. 33-4281).

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

      10.17    Trust  Indenture  between  the  Montgomery   County   Development
               Authority and Dauphin Deposit Bank and Trust Company, as Trustee.
               (Incorporated  by reference to exhibit  10.17,  annual  report on
               Form 10-K Filed on September 27, 1997).

      10.19    Fourth Amendment to Revolving Credit Note between the Company and
               Wilmington Trust of Pennsylvania

      10.20    Ninth  Amendment  to  Loan  Agreement  between  the  Company  and
               Wilmington Trust of Pennsylvania

      10.21    Guaranty and Suretyship of Joseph V. Roberts

      31.1     Section 302 Certification of Principal Executive Officer

      31.2     Section 302 Certification of Principal Financial Manager

      32.1     Section 906 Certification of Chief Executive Officer

      32.2     Section 906  Certification  of Principal  Financial  Manager (the
               Company does not have a Chief Financial Officer).

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
----------------------------------
Joseph V. Roberts,
Chief Executive Officer and Director

Date:  September 28, 2005

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934,  as
amended,  this annual report has been signed by the following  persons on behalf of the registrant and in the capacities indicated as of September 28, 2005.

/s/ Joseph V. Roberts                         /s/ Kathleen A. Hill
------------------------------                -------------------------------
Joseph V. Roberts, Chief                      Kathleen A. Hill, President and
Executive Officer and Director                Director
(Principal Financial Officer)

/s/ Richard Kresky
------------------------------                -------------------------------
Richard Kresky, Director                      Samuel R. Shipley, Director

/s/ Michael M. Gosman                         /s/ Michelle L. Roberts-O'Donnell,
------------------------------                -------------------------------
Michael M. Gosman, Director                   Michelle L. Roberts-O'Donnell,
                                              Director
/s/ Jane Scaccetti
------------------------------
Jane Scaccetti, Director

FINANCIAL STATEMENTS AND REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS
NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
JUNE 30, 2005, 2004 AND 2003

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8 to F-22

SUPPLEMENTAL INFORMATION

     SCHEDULE OF VALUATION ACCOUNTS                                  F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   To the Board of Directors and Stockholders of
   Nutrition Management Services Company and Subsidiaries
   Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balance  sheet  of  Nutrition
Management  Services  Company  and  Subsidiaries  as of June 30,  2005,  and the
related consolidated  statements of operations,  stockholders'  equity, and cash flows for the year then ended.  We have also audited the schedule  listed in the
accompanying   index.   These   consolidated   financial   statements   are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board [United States]. Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated  financial statements are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the  consolidated  financial  statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall consolidated  financial statement presentation.  We believe  that our audit  provides a  reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
Nutrition  Management Services Company and Subsidiaries as of June 30, 2005, and
the  consolidated  results of their operations and their cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.

Also, in our opinion,  the schedule presents fairly,  in all material  respects, the information set forth therein.

                                          /S/ MOORE STEPHENS, P. C.
                                          -------------------------
                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
September 15, 2005

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

/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Philadelphia, Pennsylvania

September 17, 2004 except
for Note E which is as of
December 15, 2004

                                       Nutrition Management Services Company and Subsidiaries
                                                     CONSOLIDATED BALANCE SHEETS
                                                              June 30,
                                                                                                      2005                 2004
                                                                                                  ------------         -------------
Current assets
     Cash and cash equivalents                                                                    $  2,889,616         $    946,523
     Marketable securities                                                                             213,561              202,969
     Accounts receivable (net of allowance for doubtful accounts of $958,702
         and $2,877,336 in 2005 and 2004, respectively)                                              3,063,514            2,259,582
     Deferred income taxes                                                                                --                405,320
     Inventory                                                                                         128,949              159,181
     Prepaid and other                                                                                 413,922              462,208
     Income tax refund                                                                                  43,730               63,348
                                                                                                  ------------         ------------
       Total current assets                                                                          6,753,292            4,499,131
                                                                                                  ------------         ------------

Property and equipment - net                                                                         6,989,627            7,563,568
                                                                                                  ------------         ------------

Other assets
     Restricted cash                                                                                   250,000              250,000
     Note receivable                                                                                   129,702              120,608
     Advances to officers                                                                              434,283              435,283
     Deferred income taxes                                                                           1,456,114            1,218,521
     Bond issue costs (net of accumulated amortization of $125,029
         and $110,461 in 2005 and 2004, respectively)                                                  166,295              180,863
     Other assets                                                                                       11,321               11,321
                                                                                                  ------------         ------------
         Total other assets                                                                          2,447,715            2,216,596
                                                                                                  ------------         ------------
         Total assets                                                                             $ 16,190,634          $ 14,279,295
                                                                                                  ============         ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                                            $    150,000         $    145,000
     Current portion of note payable                                                                        --              154,453
     Accounts payable                                                                                3,991,267            3,303,947
     Accrued expenses                                                                                  673,642              286,527
     Accrued payroll                                                                                   257,319              222,176
     Other                                                                                              75,190              160,588
                                                                                                  ------------         ------------
         Total current liabilities                                                                   5,313,707            4,272,691
                                                                                                  ------------         ------------

Long-term liabilities
     Long-term debt - net of current portion                                                         5,604,921            5,376,921
                                                                                                  ------------         ------------
         Total long-term liabilities                                                                 5,604,921            5,376,921
                                                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity
     Undesignated  preferred stock - no par, 2,000,000 shares  authorized, none issued and outstanding
     Common stock
         Class A - no par, 10,000,000 shares authorized; 3,000,000
              issued, 2,747,000 outstanding                                                          3,801,926            3,801,926
         Class B - no par, 100,000 shares authorized; 100,000 shares issued and outstanding                 48                   48
         Accumulated other comprehensive income (net of tax)                                             8,240                   --
     Retained earnings                                                                               2,102,929            1,327,272
                                                                                                  ------------         ------------
                                                                                                     5,044,548            5,129,246
Less treasury stock - (common - Class A: 253,000 shares - at cost )                                   (499,563)            (499,563)
                                                                                                  ------------         ------------
         Total stockholders' equity                                                                  5,413,580            4,629,683
                                                                                                  ------------         ------------
         Total liabilities and stockholders' equity                                               $ 16,190,634         $ 14,279,295
                                                                                                  ============         ============

                                   The accompanying notes are an integral part of these statements
                                                                 F-4

                                       Nutrition Management Services Company and Subsidiaries
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Year ended June 30,

                                                                           2005            2004            2003
                                                                       ------------    ------------    ------------

Food service revenue                                                   $ 26,602,161    $ 27,999,905    $ 27,306,030

Cost of operations
     Payroll and related expenses                                        10,789,982      11,178,474      10,938,468
     Other costs of operations                                           10,897,611      11,563,911      11,745,972
                                                                       ------------    ------------    ------------

     Cost of operations                                                  21,687,593      22,742,385      22,684,440
                                                                       ------------    ------------    ------------

Gross profit                                                              4,914,568       5,257,520       4,621,590
                                                                       ------------    ------------    ------------

Expenses
     General and administrative expenses                                  4,943,466       4,909,172       4,556,706
     Depreciation and amortization                                          576,902         620,199         775,057
     Provision for doubtful accounts                                        165,000         585,000         389,262
                                                                       ------------    ------------    ------------

     Total Expenses                                                       5,685,368       6,114,371       5,721,025
                                                                       ------------    ------------    ------------

     Loss from operations                                                  (770,800)       (856,851)     (1,099,435)
                                                                       ------------    ------------    ------------

Other income/(expense)
     Interest expense                                                      (279,245)       (186,699)       (211,953)
     Interest income                                                         12,045           9,564           9,763
     Other                                                                2,121,238         (18,148)        (15,203)
                                                                       ------------    ------------    ------------

     Other income/(expense)- net                                          1,854,038        (195,283)       (217,393)
                                                                       ------------    ------------    ------------

Income/(loss) before income taxes                                         1,083,238      (1,052,134)     (1,316,828)

Income tax expense/(benefit)                                                307,580        (201,700)       (497,387)
                                                                       ------------    ------------    ------------

Net income/(loss)                                                           775,657        (850,434)       (819,441)

Other comprehensive income/(loss) (net of tax):
     Unrealized holding gains/(losses) arising during period                  8,240            --              --
     Less: Reclassification adjustment for realized gains
           included in net income                                              --              --              --
                                                                       ------------    ------------    ------------

     Total other comprehensive income                                         8,240            --              --
                                                                       ------------    ------------    ------------

Comprehensive income/(loss)                                            $    783,897   $   (850,434)   $   (819,441)
                                                                       ============    ============    ============

Net (loss) per share - basic and diluted                               $       0.27   $      (0.30)   $      (0.29)
                                                                       ============    ============    ============

Weighted average number of shares                                         2,847,000       2,847,000       2,847,000
                                                                       ============    ============    ============

                                   The accompanying notes are an integral part of these statements
                                                                 F-5

                                       Nutrition Management Services Company and Subsidiaries
                                                      CONSOLIDATED STATEMENT OF
                                                        STOCKHOLDERS' EQUITY
                                                         For the three years
                                                         ended June 30, 2005

                          Class A Common Stock        Class B Common Stock
                          --------------------        --------------------
                                                                                               Accumulated
                                                                                                  Other
                          Number of                    Number                   Retained      Comprehensive
                           Shares        Amount       of Shares      Amount     Earnings         Income

Balance-June 30, 2002     2,747,000   $ 3,801,926       100,000      $  48     $ 2,997,147    $      --

Net loss                       --            --            --            --       (819,441)          --
                          ---------   -----------       -------      --------  -----------    -------------

Balance-June 30, 2003     2,747,000   $ 3,801,926       100,000      $  48     $ 2,177,706           --

Net loss                       --            --            --            --       (850,434)          --
                          ---------   -----------       -------      --------  -----------    -------------

Balance June 30, 2004     2,747,000   $ 3,801,926       100,000      $   48      1,327,272           --

Net Income                     --            --            --            --        775,657          --
Other
Comprehensive Income           --            --            --            --            --           8,240
                          ---------   -----------       -------      --------  -----------    -------------

Balance-June 30, 2005     2,747,000   $ 3,801,926       100,000      $   48    $ 2,102,929    $     8,240
                          =========   ===========       =======      ========  ===========    ==============

                                     Treasury Stock
                                     --------------
                                                                        Total
                                     Number                         Stockholders'
                                     of Shares        Amount           Equity

Balance-June 30, 2002                (253,000)     $  (499,563)     $ 6,299,558

Net loss                                 --               --           (819,441)
                                     --------      -----------      -----------

Balance-June 30, 2003                (253,000)     $  (499,563)       5,480,117

Net loss                                 --               --           (850,434)
                                     --------      -----------      -----------

Balance June 30, 2004                (253,000)     $  (499,563)       4,629,683

Net Income                               --               --            775,657
Other
Comprehensive Income                     --               --              8,240
                                     --------      -----------      -----------
Balance-June 30, 2005                (253,000)     $  (499,563)       5,413,580
                                     ========      ===========      ===========

                                   The accompanying notes are an integral part of these statements
                                                                 F-6

                                       Nutrition Management Services Company and Subsidiaries
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year ended June 30,

                                                                          2005            2004             2003
                                                                     -------------    ------------     ------------
Operating activities
Net income/(loss)                                                    $   (92,938)     $  (850,434)     $  (819,441)
Adjustments to reconcile net income/(loss) to net cash
         provided by operating activities
     Depreciation and amortization                                       576,902          620,199          775,057
     Amortization of bond costs                                           14,568           14,567           14,566
     Provision for bad debts                                             165,000          585,000          389,262
     Expense/(benefit) for deferred taxes                                167,727         (201,700)        (436,565)

Changes in assets and liabilities
     Accounts receivable                                                (978,026)          14,682        2,290,854
     Inventory                                                            30,232           (3,236)          74,293
     Prepaid and other                                                    48,286          (45,506)         (81,121)
     Income tax refund                                                    19,618             --            (63,348)
     Accounts payable                                                    687,320          420,451         (590,628)
     Accrued expenses                                                    411,830          (17,229)        (139,727)
     Accrued payroll                                                      35,143          (24,446)         (14,239)
     Other                                                               (85,398)          42,415           45,786
                                                                     -----------      -----------      -----------

         Net cash provided by operating activities                     1,868,859          554,763        1,444,749

Investing activities
     Purchase of property and equipment                                   (2,961)         (80,314)         (74,800)
     Purchase of marketable securities                                   (38,660)        (202,969)            --
     Sale of marketable securities                                        36,308             --               --
     Repayments by employees and officers                                  1,000             --             88,207
                                                                     -----------      -----------      -----------
         Net cash Provided by (Used In)                                   (4,313)        (283,283)          13,407

Financing activities
     Restricted cash                                                        --           (250,000)            --
     Proceeds from long-term borrowings                                  436,000        4,225,000        1,775,900
     Repayment of long-term borrowings                                  (203,000)      (4,084,783)      (2,129,866)
     Repayment of note payable                                          (154,453)        (575,686)        (336,988)
                                                                     -----------      -----------      -----------

         Net cash Provided by/(Used in)                                   78,547         (685,469)        (690,954)
                                                                     -----------      -----------      -----------

NET (DECREASE)/INCREASE IN CASH AND
              CASH EQUIVALENTS                                         1,943,093         (413,989)         767,202

Cash and cash equivalents - beginning of year                            946,523        1,360,512          593,310
                                                                     -----------      -----------      -----------
Cash and cash equivalents - end of year                              $ 2,889,616      $   946,523      $ 1,360,512
                                                                     ===========      ===========      ===========

Supplemental disclosures of cash flow information
     Cash paid during the years for
         Interest                                                    $   217,764      $   185,000      $   213,625
         Income taxes                                                $     3,014      $     2,040      $     6,475

                                   The accompanying notes are an integral part of these statements
                                                                 F-7

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

     Nutrition  Management  Services  Company (the  "Company")  was organized on
     March 28,  1979,  to provide  professional  management  expertise  and food services to  continuing  care and health care  facilities  in the  domestic
     United States.  The Company competes mainly with regional and national food service  management  companies as well as self-managed  departments.  Apple
     Management   Services   Company  ("Apple   Management"),   a  wholly  owned
     subsidiary,  was  organized  on November 25,  1991,  to provide  management service  expertise.  The  Collegeville  Inn Conference and Training Center,
     Inc.   ("Collegeville   Inn"   located   in  Lower   Providence   Township,
     Pennsylvania),  a wholly owned subsidiary, was organized on April 29, 1994.
     This  facility  opened in  September  1997,  and is used as a showroom  for prospective customers and a comprehensive training facility. Effective June
     27, 2005, the Company closed the buffet  restaurant at the Collegeville Inn to make the entire  facility  available  for  catered  events.  Apple Fresh
     Foods,  Ltd.  ("Apple  Fresh Foods") was organized on November 14, 1997, to develop a cook-chill food  preparation  technology for use in the Company's food  service  business.  Apple Fresh Foods  operations  are located at the
     Collegeville Inn.

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

     3.  Marketable Securities
         ---------------------

     The  Company  classifies  its  investments  in  marketable   securities  as
     available for sale,  which are carried at the lower of cost or market based upon  the  quoted  market  prices  of  those  investments  at  period  end.
     Accordingly,  net unrealized  gains of $8,240 on marketable  securities are included in accumulated other comprehensive income as of June 30, 2005.

     As of June 30, 2005, marketable securities consist of the following:

                                    Gross        Unrealized
                               Unrealized Gain      Loss              Fair Value
                               ---------------   ----------           ----------

            Common Stock          $  13,793       $    --             $ 213,561

     As of June 30, 2004, marketable securities consist of the following:

                                    Gross        Unrealized
                               Unrealized Gain      Loss              Fair Value
                               ---------------   ----------           ----------

            Common Stock          $     --        $    --             $ 202,969

     During the years ended June 30,  2005,  2004 and 2003,  sales  proceeds and gross realized  gains and losses on securities  classified as available for sale were as follows:

                                           2005           2004           2003
                                         ---------      ---------      ---------

          Sales proceeds                 $  36,308      $    --        $    --
                                         =========      =========      =========

          Gross realized gains           $    --        $    --        $    --
                                         =========      =========      =========

          Gross realized losses          $    --        $    --        $    --
                                         =========      =========      =========

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     4.  Accounts Receivable and Allowance for Doubtful Accounts
         -------------------------------------------------------

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
     If our actual collections  experience  changes,  revisions to our allowance may be  required.  The  Company  believes  it  will  be  successful  in its collection efforts related to its outstanding balances.

     5.  Inventory
         ---------

     Inventory, which consists primarily of food, is stated at the lower of cost
     (first-in,  first-out method) or market.  The Company records inventory for contracts which require goods to be owned by the Company. For the remaining customers, the Company purchases inventory on their behalf and a payable or receivable is recorded for the change in the value of these goods, which is then  collected  from or paid to  customers.  As of June 30, 2005 and 2004, inventory is $100,611 and $159,181,  respectively.  As of June 30, 2005 and
     2004,   inventory  receivable  from  customers  is  $  19,324  and  $17,186 respectively,  while  inventory  payable  to  customers  is  $8,289  and $0 respectively.

     6.  Revenue Recognition
         -------------------

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

     7.  Property and Equipment
         ----------------------

     Property and equipment are stated at cost.  Depreciation  and  amortization are provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term, if less.

     8.  Bond Issue Costs
         ------------------------

     Bond issue costs incurred in connection with the bonds payable are deferred and amortized, using the interest method, over the term of the related debt and are classified as other assets on the balance sheet.

     9.  Accounting for Stock-Based Compensation
         ---------------------------------------

     The Company accounts for stock-based  compensation  utilizing the intrinsic value method in accordance  with the  provisions  of Accounting  Principles
     Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES"
     and  related  Interpretations.  Accordingly,  no  compensation  expense  is recognized  because the exercise  prices of these  employee  stock  options equal or exceed the estimated fair market value of the underlying  stock on the dates of grant.

     In December 2004, the Financial  Accounting Standards Board ("FASB") issued
     Statement of Financial Accounting Standards ("SFAS") No. 123R, "SHARE-BASED
     PAYMENT".  SFAS No.  123R is a revision of SFAS No.  123,  "ACCOUNTING  FOR
     STOCK BASED  COMPENSATION",  and supersedes APB 25. Among other items, SFAS
     123R  eliminates  the  use of APB 25 and  the  intrinsic  value  method  of accounting,  and  requires  companies  to  recognize  the cost of  employee services  received in exchange for awards of equity  instruments,  based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual  reporting period beginning after June 15, 2006. SFAS 123R requires companies to adopt its requirements using a "modified  prospective"  method.  Under the "modified  prospective"
     method, compensation cost is recognized in the financial

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     9.  Accounting for Stock-Based Compensation-continued
         -------------------------------------------------

     statements  beginning with the effective date, based on the requirements of
     SFAS 123R for all share-based  payments  granted after that date, and based on the  requirements  of SFAS 123 for all unvested  awards granted prior to the effective date of SFAS 123R. The "modified  retrospective"  method also permits entities to restate financial  statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     The Company  currently  utilizes a standard  option  pricing  model  (i.e.,
     Black-Scholes)  to  measure  the fair  value of stock  options  granted  to employees.  While SFAS 123R  permits  entities  to  continue  to use such a model,  the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

     SFAS  123R  also  requires  that  the  benefits  associated  with  the  tax deductions  in excess of  recognized  compensation  cost be  reported  as a financing  cash flow,  rather  than as an  operating  cash flow as required under current  literature.  The Company has not yet determined what effect, if any, this change will have on future periods.

     The Company  currently  expects to adopt SFAS 123R  effective July 1, 2006;
     however,  it has  not yet determined which of the  aforementioned  adoption methods it will use.

     10. Income Taxes
         ------------

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

     As of June 30, 2005 and 2004,  the Company  maintained a deferred tax asset of $1,456,114 and $1,623,841,  respectively. The Company has not provided a valuation allowance against its deferred tax asset after consideration of a future gain on the  disposal of certain land  adjacent to its  Collegeville facility and anticipated future profitable operating results.  However, the amount  realizable may be reduced if future taxable income is reduced or is insufficient  to utilize  the  entire  deferred  tax asset.  See Note F for additional information.

     11. Accumulated Other Comprehensive Income/(Loss)
     -------------------------------------------------

     Based  on  the  Company's  current   activities,   the  only  component  of
     accumulated  other   comprehensive   income  consists  of  changes  in  the
     unrealized gains or losses of marketable securities.

                                            For the year ended June 30,
                                              2005               2004
                                            ---------          ---------
               Beginning balance             $   --            $   --
               Current period change           13,733              --
               Tax effect                      (5,493)             --
                                             --------          ---------
               Ending balance                $  8,240          $   --
                                             ========          =========

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     12. Earnings/(Loss) Per Share
         -------------------------

     The Company has adopted the  provisions of SFAS No. 128. Basic earnings per share is computed by dividing  income  available to common  stockholders by the weighted average number of common shares outstanding during the period.
     SFAS No.  128 also  requires  a dual  presentation  of  basic  and  diluted earnings  per  share on the face of the  statement  of  operations  for all companies  with  complex  capital  structures.  Diluted  earnings per share reflects the amount of earnings  for the period  available to each share of common stock outstanding  during the reporting period,  while giving effect to all dilutive  potential common shares that were  outstanding  during the period, such as common shares that could result from the potential exercise into common stock.

     The  computation of diluted  earnings per share does not assume exercise of securities  that would  have an  antidilutive  effect on per share  amounts
     (i.e.,  increasing  earnings  per share or reducing  loss per  share).  The dilutive effect of outstanding  options are reflected in dilutive  earnings per share by the application of the treasury stock method which  recognizes the use of  proceeds  that could be obtained  upon  exercise of options and warrants in  computing  diluted  earnings  per share.  It assumes  that any proceeds would be used to purchase common stock at the average market price during  the  period.  Options  will have a  dilutive  effect  only when the average  market  price of the common  stock  during the period  exceeds the exercise price of the options.  Options that may have a dilutive effect are listed in Note J.

     13. Advertising Costs
         -----------------

     It is the Company's  policy to expense  advertising  costs in the period in which they are incurred.  Advertising  expense for the years ended June 30,
     2005, 2004 and 2003 was $78,789, $112,404 and $53,196, respectively.

     14. Reclassification
         ----------------

     Certain  2004 and 2003  items  have been  reclassified  to  conform  to the current year presentation.

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

     16.  Fair Value of Financial Instruments
          -----------------------------------

     The Company used the following  methods and  assumptions  in estimating our fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts the Company has reported in the accompanying  balance sheet for cash and cash  equivalents  approximate their fair values.

     Investments:  The Company estimates the fair values of investments based on quoted market prices. The carrying amounts are reported in the accompanying balance sheet for investments in contracts approximate their fair values.

     Long- and  short-term  debt:  The  Company  bases  the fair  values of debt instruments on quoted market prices. Where quoted prices are not available, the Company bases the fair values on the present value of future cash flows discounted as estimated  borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The carrying  amounts are reported in the  accompanying  balance sheet for debt  approximate  their fair values.  See footnote E for further discussion.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     17. Impairment or Disposal of Long Lived Assets
         -------------------------------------------

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

     18. Research and Development
         ------------------------

     The  Company  incurred  research  and  development  costs  related  to  the
     Company's Cook-Chill food preparation technology in the amounts of $98,083,
     $159,893 and  $138,605  for the years ended June 30,  2005,  2004 and 2003, respectively.

     19. New Accounting Pronouncements
         -----------------------------

     In November 2004, the Financial  Accounting Standards Board ("FASB") issued
     SFAS  No.  151,  "INVENTORY  COSTS  - AN  AMENDMENT  TO ARB NO.  43."  This
     statement  provides guidance to clarify the accounting for abnormal amounts of idle facility  expense,  freight  handling  costs,  and wasted  material
     (spoilage),  among other production costs.  Provisions of ARB No. 43 stated
     that  under  some  circumstances,  items  such  as idle  facility  expense, excessive  spoilage  and  other  costs  may be so  abnormal  as to  require treatment as current period  charges.  This  statement  requires that those items be recognized as current  period  charges  regardless of whether they meet the criterion of "so  abnormal."  In addition,  SFAS 151 requires that allocation  of fixed  production  overheads to the costs of  conversion  be based on the normal capacity of the production facilities.  The adoption of this statement is required for fiscal years  beginning after June 15, 2005.
     Adoption of the Statement is not expected to have a material  impact on the financial statements of the Company.

     In November 2004, the FASB issued SFAS No. 152  "ACCOUNTING FOR REAL ESTATE
     TIME-SHARING  TRANSACTIONS  - AN  AMENDMENT  OF SFAS NO.  66 AND 67".  This
     Statement  amends SFAS No. 66  "ACCOUNTING  FOR SALES OF REAL  ESTATE",  to
     reference the financial  accounting and reporting  guidance for real estate time-sharing  transactions  that is provided in AICPA Statement of Position
     (SOP) 04-2,  Accounting  for Real Estate  Time-Sharing  Transactions.  This
     Statement also amends SFAS No. 67, "ACCOUNTING FOR COSTS AND INITIAL RENTAL
     OPERATIONS  OF  REAL  ESTATE  PROJECTS,"  to  state  the  guidance  for (a)
     incidental  costs and (b) costs incurred to sell real estate  projects does not apply to real estate  time-sharing  transactions.  The  accounting  for those  operations  and costs is subject to guidance in SOP 04-2,  effective for financial  statements  with fiscal years beginning after June 15, 2005.
     Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

     In November 2004,  the FASB issued SFAS No. 153,  "EXCHANGES OF NONMONETARY
     ASSETS - AN AMENDMENT TO APB NO. 29." This Statement  amends Opinion No. 29 to eliminate the exception for nonmonetary  exchanges of similar productive
     assets  and  replaces  it  with  a  general   exception  for  exchanges  of
     nonmonetary  assets that do not have  commercial  substance.  A nonmonetary exchange  has  commercial  substance if the future cash flows of the entity are  expected  to change  significantly  as a result of the  exchange.  The adoption of this  statement is required for fiscal  years  beginning  after
     June  15,  2005.  Adoption  of this  statement  is not  expected  to have a material impact on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004)  "SHARE-BASED
     PAYMENT." The statement  requires  that the  compensation  cost relating to share-based  payment  transactions  be recognized in financial  statements.
     That  cost  will be  measured  based on the fair  value  of the  equity  or
     liability   instrument  issued.  The  statement  covers  a  wide  range  of share-based compensation  arrangements including share options,  restricted share plans,  performance-based  awards,  share  appreciation  rights,  and employee share purchase  plans.  The Company will be required to adopt SFAS
     123 (R) as of July 1, 2006.  The adoption of this statement is not expected to have a material impact on the consolidated  financial  statements of the
     Company.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     19. New Accounting Pronouncements-continued
         ---------------------------------------

     In May 2005,  the FASB  issued SFAS No. 154  "ACCOUNTING  CHANGES AND ERROR
     CORRECTIONS".  This  Statement  replaces  APB  Opinion  No. 20,  Accounting
     Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim
     Financial Statements",  and changes the requirements for the accounting for and reporting of a change in accounting  principle.  This Statement applies to all  voluntary  changes  in  accounting  principle.  It also  applies to changes  required by an accounting  pronouncement  in the unusual  instance that the  pronouncement  does not include specific  transition  provisions.
     When  a  pronouncement  includes  specific  transition  provisions,   those
     provisions  should be followed.  Adoption of this statement is required for fiscal  years  starting  after  December  15,  2005.  The  adoption of this statement  is not  expected to have a material  impact on the  consolidated financial statements of the Company.

NOTE C - BUSINESS CONDITIONS

     The  Company's  primary  sources of  revenues  are the  management  fees it receives  from  contracts  to provide  food and  housekeeping  services  to continuing care facilities,  hospitals, and retirement communities, as well as the  Collegeville Inn which includes the Conference and Training Center,
     Catering  facilities and the Cook Chill operations.  See Note O for segment reporting information.  The Company has a business plan in place to improve the operating  results from the Collegeville Inn. The agreement of sale for the land dated  September  8, 2004 has been  terminated  and the Company is currently exploring several alternatives for the land,  including,  but not limited  to, the sale of the land.  Effective  June 27,  2005,  the Company closed the buffet  restaurant at the  Collegeville Inn to make the facility available for catered events.

     The  Company is  exploring  all  reasonable  alternatives  to  improve  its operating  results,  including but not limited to,  increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill  products,  the sale or lease of all or part of the  Collegeville  Inn,  sale of excess  land at the  Collegeville  Inn and reduction  of  operating  expenses.  There  can be no  assurance  as to the success of any or all of these alternatives.

     Management believes that operating cash flow, proceeds from the sale of the land,  available  cash and available  credit  resources will be adequate to make repayments of  indebtedness,  meet the working capital needs,  satisfy the needs of its operations,  and to meet anticipated capital  expenditures during the next twelve months ending July 1, 2006.

     At June 30, 2005 the Company was in compliance with its bank covenants. The
     Company has amended its agreement with the bank that has extended the terms of  the  Company's  credit  line  through  July  1,  2006.  See  Note E for additional information.

NOTE D - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                           Estimated
                                          useful lives     2005         2004
                                          ------------ ------------- -----------
     Property and equipment
     Land                                       --     $   497,967   $   497,961
     Building                                     40     7,491,984     7,491,984
     Machinery and equipment                   2 - 8     3,864,266     3,864,941
     Furniture and fixtures                    2 - 8       749,434       749,434
     Other, principally autos and trucks      2 - 10       410,753       407,117
                                                       -----------   -----------
                                                        13,014,404    13,011,443
          Less: accumulated depreciation                 6,024,777     5,447,875
                                                       -----------   -----------
                                                       $ 6,989,627   $ 7,563,568
                                                       ===========   ===========

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - LONG- TERM DEBT

     Long-term debt consisted of the following:                                                          2005                2004
                                                                                                      ----------          ----------
     Bank  revolving  credit,  interest due monthly at the National  Consumer rate minus .25% (effectively  6.0% as of June 30, 2005), secured by all corporate assets and limited  personal  guarantee of the Chief
          Executive  Officer;  matures on July 1, 2006                                                $3,224,921          $2,846,921
     Industrial Revenue Bonds (Collegeville Inn Projects) (see bonds payable)                          1,835,000           1,940,000
     Industrial Revenue Bonds (Apple Fresh Foods Projects) (see bonds payable)                           695,000             735,000
                                                                                                      ----------          ----------
                                                                                                       5,754,921           5,521,921
     Less: current maturities                                                                            150,000             145,000
                                                                                                      ----------          ----------
                                                                                                      $5,604,421          $5,376,921
                                                                                                      ==========          ==========

     In February 2001,  the Company  executed a loan agreement with a bank for a
     revolving   credit  and  two  irrevocable   letters  of  credit  issued  in
     conjunction  with the issuance of the Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In October  2003,  the Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving  credit line. A portion of the cash  collateral  account has been released  and  as of  June  30,  2005  and  2004,  the  Company  maintained restricted cash balances of $250,000, respectively, which was not available for operating purposes.

     At June 30, 2005,  the Company had available  approximately  $275,079 under the revolving  credit.  Advances  under the  revolving  credit are used for working capital purposes.

     These credit  agreements  contain  covenants that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged  assets during the term of the loans.  The  covenants  also include  the  maintenance  of a certain  consolidated  fixed  debt  service coverage  ratio,  ratio of total  consolidated  liabilities to consolidated tangible net worth,  and minimum  working  capital.  At June 30, 2005,  the
     Company was in compliance with these covenants.

     Bonds Payable - In December  1996, the Company,  through its  subsidiaries, authorized two industrial revenue bond issues.

     Issue #1
     --------

         Title - Montgomery County Industrial Development Authority,  $2,500,000
         aggregate   principal   amount,   federally   taxable   variable   rate
         demand/fixed rate revenue bonds  ("Collegeville Inn Project") Series of
         1996

         Rate - Variable,  to a maximum of 17%  (Variable  Rate at June 30, 2005 was 3.45%)

         Term - 20 years (2016)

         Purpose - Rehabilitate, furnish and equip the Collegeville Inn

     Issue #2
     --------

         Title - Montgomery County Industrial Development Authority,  $1,000,000
         aggregate   principal   amount,   federally   taxable   variable   rate
         demand/fixed  rate revenue bonds ("Apple  Fresh Foods,  Ltd.  Project")
         Series of 1996

         Rate - Variable, to a maximum of 15% (Variable Rate at June 30, 2005 was 2.45%)

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

NOTE E - LONG-TERM DEBT - continued

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

     The sinking fund requirements of the bonds are as follows:

                                  Collegeville       Apple Fresh
                                      Inn               Foods            Total
                                  ------------       -----------        --------

                      2005          $105,000          $ 45,000          $150,000
                      2006           115,000            50,000           165,000
                      2007           120,000            50,000           170,000
                      2008           130,000            50,000           180,000
                      2009           135,000            55,000           190,000

     Maturities of principal due in the following years are set forth below:

               Year ending June 30,
               --------------------

                      2006          $  165,000
                      2007           3,394,921
                      2008             180,000
                      2009             190,000
                      2010             275,000
                      Thereafter     1,550,000
                                    ----------
                                    $5,754,921
                                    ==========

NOTE F - INCOME TAXES

  The components of income tax
  (benefit)/expense are:                      Year Ended June 30,
                                              -------------------
                                    2005              2004             2003
                                ------------      ------------     -------------
     Current
          Federal               $   139,853       $         0       $   (47,422)
          State                           0                 0           (13,400)
                                -----------       -----------       -----------
                                    139,853                 0           (60,822)
                                -----------       -----------       -----------
     Deferred
          Federal                   156,584          (157,662)         (345,191)
          State                      11,143           (44,038)          (91,374)
                                -----------       -----------       -----------
                                    167,727          (201,700)         (436,565)
                                -----------       -----------       -----------

                                $   307,580       $  (201,700)      $  (497,387)
                                ===========       ===========       ===========

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - INCOME TAXES-continued

     The tax  effects of  temporary  differences  that give rise to  significant portions  of the  deferred  tax assets and  deferred  tax  liabilities  are approximately:

                                                                     June 30
                                                                     -------
                                                               2005           2004
                                                            ----------     ----------

     Deferred tax assets
          Provision for doubtful accounts                   $  412,242     $1,095,349
          Excess of tax over financial statement
               basis of investments in contracts               147,970        147,970
          Vacation accrual                                     109,349        114,956
          Bonus accrual                                          2,150           --
          Charitable contribution carryforward                  26,294         36,690
          Federal net operating loss                           871,616        324,893
          Other                                                 96,937        107,879
                                                            ----------     ----------
     Total deferred tax assets                               1,666,358      1,827,737
                                                            ----------     ----------

     Deferred tax liabilities
          Depreciation                                         210,244        203,896
                                                            ----------     ----------

              Net deferred tax assets                       $1,456,114     $1,623,841
                                                            ==========    ===========

     The deferred tax amounts are classified on the balance sheet as follows:

                                                                     June 30
                                                                     -------
                                                               2005           2004
                                                            ----------     ----------

          Current asset                                     $     --       $  405,320
          Non-current asset                                  1,456,114      1,218,521
                                                            ----------     ----------
                                                            $1,456,114     $1,623,841
                                                            ==========    ===========

     The Company also has a federal net operating loss carry forward of $855,042 expiring on December  31,  2017.  The Company has  charitable  contribution carry  forwards  in the  amount of  $61,419,  which  begin to expire in the fiscal year 2005.

     The Company has not provided a valuation allowance against its deferred tax assets after consideration of a future gain on the disposal of certain land
     adjacent  to  the  Collegeville  Inn  and  anticipated   future  profitable
     operating results.

     The  following  reconciles  the tax provision  with the U.S.  statutory tax rates:

                                                         Year Ended June 30
                                                         ------------------
                                                     2005      2004       2003
                                                    ------    ------     ------
          Income taxes, at U.S. statutory rates      34.0%    (34.0)%    (34.0)%
          States taxes, net of federal tax benefit   (1.0)      4.2       (5.3)
          Nondeductible expenses                      8.9      10.2        3.5
          Other                                     (13.6)       .4       (2.0)
                                                    ------    ------     ------
                                                     28.3%    (19.2)%     (37.8)%
                                                    ======    ======     ======

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G - RELATED PARTY TRANSACTIONS

     The Company leases its corporate  offices,  located at 725 Kimberton  Road,
     Kimberton,  Pennsylvania, which consists of approximately 8,500 square feet from Ocean 7, Inc., a corporation controlled by the Chief Executive Officer of the Company,  The initial term of the lease expired on June 30, 2003 and continues  on a month to month  lease based on terms  generally  similar to those prevailing to unrelated parties. The Company leases an apartment from the same company to accommodate visiting clients and employees.  See Note H for additional information.

     Joseph V.  Roberts,  Chief  Executive  Officer and Director of the Company,
     received  long  term  advances  of  which  $374,373  and  $375,373  remains outstanding as of June 30, 2005 and 2004,  respectively.  Kathleen A. Hill,
     President,  Chief Operating  Officer and Director of the Company,  received long term advances of which $59,910 remains outstanding as of June 30, 2005 and 2004,  respectively.  As of June 30,  2005 the  Company  did not have a written  agreement with Mr. Roberts or Ms. Hill regarding  repayment of the outstanding balances.  The advances are non-interest bearing.

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Operating Leases
         ----------------

     The Company  leases real estate  facilities  from a corporation  owned by a principal stockholder under month-to-month  operating leases, including its corporate  office  building  under a  month-to-month  lease  based on terms management  believes  to  be  generally  similar  to  those  prevailing  to unrelated  parties.  During the years ended June 30,  2005,  2004 and 2003, rent expense paid to the related party was $259,758, $261,766 and $232,259, respectively.

     The Company is also obligated under various  operating leases for operating equipment for periods  expiring  through 2007.  During the years ended June
     30, 2005, 2004 and 2003, rent expense was $390,341,  $287,440 and $260,698, respectively, for all operating leases.

     Minimum annual rentals under non-cancelable  operating leases subsequent to
     June 30, 2005, are as follows:

                                                         Operating
          Year ending June 30,                           equipment
          --------------------                          -----------

                2006                                    $  44,545
                2007                                       22,065
                2008                                            0
                2009                                            0

     2.  Litigation
         ----------

     On February 7, 2001, the Company filed a suit against a major client in the
     Court  of  Common  Pleas  of  Chester  County,   Pennsylvania,   which  was
     subsequently  removed to the United States  District  Court for the Eastern
     District of Pennsylvania.  On February 25, 2005,  judgment was entered on a jury  verdict  in favor of the  Company,  in the  amount of  $2,500,000  in damages  related to its claims,  including  but not  limited to,  breach of contract and lost profits.  The client's  counterclaim was dismissed by the judge. The Company filed an appeal of the jury's failure to award interest.
     Fees due to the Company's legal counsel in the amount of $340,000 have been placed in escrow  pending the outcome of the appeal.  The former client did not appeal the jury verdict and the Company received  $2,500,000 on June 1,
     2005. For the year ended June 30, 2005, the jury award is reported as Other
     Income, net of legal fees and related expenses in the amount of $378,762.

     The  Company is  involved  in  litigation  with a  construction  contractor related to the  renovations  of  Collegeville  Inn. The Company  denies the claims and has asserted offsets against the amounts claimed. The case is in discovery.

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

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     1.  Stock Options
         -------------

     In September  1991, the Company adopted the 1991 Stock Option Plan ("Plan")
     for  officers,  directors  and key  employees  to receive  incentive  stock options.  The options are exercisable for a period up to 10 years from date of grant at an exercise price not less than fair market value of the common stock at date of grant. The Plan expired in September 2001. The Company has reserved 500,000 shares of common stock for the Plan.

     The following is a summary of transactions:

                                                          Number
                                                        of options                   Non-                                 Weighted
                                                       outstanding                qualified                               average
                                                        incentive                   stock                                 exercise
                                                      stock options                options               Total            price ($)
                                                     ----------------        ----------------        -------------     -------------
         Outstanding at June 30, 2003                      37,750                    45,000            82,750               4.00
         Exercisable at June 30, 2003                      37,750                    45,000            82,750               4.00

         Outstanding at June 30, 2004                      37,750                    45,000            82,750               4.00
         Exercisable at June 30, 2004                      37,750                    45,000            82,750               4.00

         Outstanding at June 30, 2005                      37,750                    45,000            82,750               4.00
         Exercisable at June 30, 2005                      37,750                    45,000            82,750               4.00

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - continued

     1.  Stock Options-continued
         -----------------------

     All options were granted at exercise prices above market price. In addition the Company has not granted any stock options since 1998.

     The remaining  contractual  life of outstanding and exercisable  options is approximately  four years with respect to the  incentive  stock options and three years with respect to non-qualified stock options.

     2.  Employee Stock Purchase Plan
         ----------------------------

     The Company has a stock purchase plan that allows  participating  employees to purchase,  through payroll  deductions,  shares of the Company's  common stock at 85 percent of the fair market  value at specified  dates.  At June
     30, 2005, all employees were eligible to participate in the plan. A summary of stock purchased under the plan is shown below.

                                               2005          2004          2003
                                             --------      --------      --------

          Aggregate purchase price            $ --          $ --          $  720
          Shares purchased                      --            --           4,235
          Employee participants                 14            14              14

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

NOTE K - DEFINED CONTRIBUTION PENSION PLAN

     The Company  sponsors a 401(k) plan for all employees who have attained the age of  twenty-one  and  have  completed  one  year  of  service.  Eligible employees  may  contribute  up to 15% of their annual  compensation  to the plan.  The  Company  can  match  100% up to the first 6% of  employee  plan contributions.  Participants  are  vested  20% for  each  year  of  service beginning  after year three and are fully vested after seven service years.
     During the years ended June 30, 2005, 2004 and 2003, Company  contributions to the plan,  which were charged to expense,  amounted to $12,886,  $23,889 and $23,649, respectively.

NOTE L - CONCENTRATION OF CREDIT RISK

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

     As of June 30,  2005,  the  Company  had  cash  balances  of  approximately
     $2,400,000  subject  to credit  risk  beyond  insured  amounts  at  various financial  institutions having high credit standings.  The Company believes that its  exposure  to credit risk loss is  limited.  The Company  does not require  collateral  and other  security to support  financial  instruments subject to credit risk.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - MAJOR CUSTOMERS

     The Company's Food Service  Management Segment had sales to three customers representing  approximately  29%,  21%  and  11%,  respectively,  of  total revenues  for the year ended June 30,  2005.  For the years  ended 2004 and
     2003,  the  Company's  Food  Service  Management  Segment  had sales to one
     customer  representing   approximately  28%  and  26%  of  total  revenues,
     respectively.  The loss of any such customer could have a material  adverse effect on the Company's future results of operations.

NOTE N - MAJOR SUPPLIERS

     For the years ended June 30, 2005, 2004 and 2003, respectively, the Company purchased the following  percentages of its food and non-food products from two vendors:

                                        Years ending June 30,
                                        ---------------------
                                    2005        2004        2003
                                    -----       ----        ----
            Vendor A:                45%         40%         37%
            Vendor B:                19%         18%         18%

     In the event of a disruption in the Company's relationship with this vendor or any  disruption  in the  vendor's  business,  the Company has  alternate sources of supply for its food and non-food products.

NOTE O - BUSINESS SEGMENTS

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

                                 NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - BUSINESS SEGMENTS - continued
                                                                                     Training and
                                                              Food Service            Conference
                                                               Management               Center                Total
                                                              -------------          ------------          ------------

     As of and for the year ended June 30, 2005:
         Food service revenue                                 $ 25,736,139          $    866,022          $ 26,602,161
         Depreciation and amortization                              78,034               498,868               576,902
         Income/(loss) from operations                             673,250            (1,444,051)             (770,801)
         Interest expense                                         (168,476)             (110,769)             (279,245)
         Interest income                                            12,045                  --                  12,045
         Income/(loss) before tax expense/(benefit)              1,581,374              (498,137)            1,083,237
         Net income/(loss)                                       1,273,794              (498,137)              775,657
         Total assets                                            8,839,079             7,351,555            16,190,634
         Capital expenditures                                       25,139                15,266                40,405

     As of and for the year ended June 30, 2004:
         Food service revenue                                 $ 27,074,155          $    925,750          $ 27,999,905
         Depreciation and amortization                             123,192               497,007               620,199
         Income/(loss) from operations                             568,029            (1,424,886)             (856,851)
         Interest expense                                         (117,525)              (69,175)             (186,699)
         Interest income                                             9,564                  --                   9,564
         Loss before tax expense/(benefit)                        (623,018)             (429,116)           (1,052,134)
         Net loss                                                 (421,318)             (429,116)             (850,434)
         Total assets                                            6,427,248             7,852,047            14,279,295
         Capital expenditures                                       60,785                19,529                80,314

     As of and for the year ended June 30, 2003:
         Food service revenue                                 $ 26,462,980          $    843,050          $ 27,306,030
         Depreciation and amortization                             253,328               521,729               775,057
         Income/(loss) from operations                             452,565            (1,552,000)           (1,099,435)
         Interest expense                                         (116,558)              (95,395)             (211,953)
         Interest income                                             9,763                  --                   9,763
         Loss before tax expense/(benefit)                        (726,133)             (590,695)           (1,316,828)
         Net loss                                                 (228,746)             (590,695)             (819,441)
         Total assets                                            6,881,864             8,260,850            15,142,714
         Capital expenditures                                       40,392                34,408                74,800

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited,  but in the opinion of management  includes all necessary  adjustments for a fair  presentation of the interim results.

                                                                          Fiscal 2005
                                                 ----------------------------------------------------------------
                                                 September 30,     December 31,      March 31,         June 30,
                                                 -------------    -------------    -------------    -------------

          Revenues                                $6,769,547       $6,610,033       $6,627,280       $6,595,301
          Gross profit                             1,303,312        1,344,259        1,048,082        1,218,915
          Net income (loss)                         (209,533)         (48,852)        (445,892)       1,479,934
          Net income (loss) per share
               - basic and diluted                $     (.07)      $     (.02)      $     (.16)      $      .52

     The  Company's  net income for the quarter ended June 30, 2005 includes the proceeds,  net of legal and related  expenses from the jury verdict related to the litigation discussed in Note H.

                                                                          Fiscal 2004
                                                 ----------------------------------------------------------------
                                                 September 30,     December 31,      March 31,         June 30,
                                                 -------------    -------------    -------------    -------------

         Revenues                                 $6,706,854       $7,175,557       $7,141,972       $6,975,522
         Gross profit                              1,313,334        1,339,557        1,341,253        1,263,376
         Net income (loss)                          (125,956)        (116,649)        (120,378)        (487,451)
         Net income (loss) per share - basic
              and diluted                         $    (0.04)      $    (0.04)      $    (0.04)      $    (0.18)

     The  Company's  net loss for the quarter  ended June 30, 2004  includes the increase in reserve for  allowance for doubtful  accounts of $330,000.  See
     Note  B-Accounts   Receivable  and  Allowance  for  Doubtful  Accounts  for
     additional information. In addition, an adjustment to recorded income taxes amounting to $201,700 was also recorded in the fourth quarter.  See Note F-
     Income Taxes for additional information.

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries
                         SCHEDULE OF VALUATION ACCOUNTS
                     For the three years ended June 30, 2005

The following sets forth the activity in the Company's valuation accounts:

                                                                 Allowance for
                                                               Doubtful Accounts
                                                               -----------------

Balance at June 30, 2002                                          $1,774,753

     Provision for bad debts                                         389,262

     Recovery, net of write-offs                                     128,321
                                                                  ----------

Balance at June 30, 2003                                           2,292,336

     Provision for bad debts                                         585,000

     Write-offs                                                           --
                                                                  ----------

Balance at June 30, 2004                                           2,877,336

     Provision for bad debts                                         165,000

     Recoveries, net of write-offs                                 2,083,634
                                                                  ----------

Balance at June 30, 2005                                          $  958,702
                                                                  ==========

