Form 10-K/A
period 2005-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-10-18
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K-A

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

It should be noted that the Company had been advised by BDO Seidman LLP that the
Company should not have included the  independent  audit report prepared by such firm for the fiscal years ended June 30, 2004 and June 30,2003 in this Form 10-K for the fiscal year ended June 30, 2005.  As a result,  the Company filed a Form
8-K on October  11, 2005 under Item 4.02 -  Non-Reliance  on  Previously  Issued
Financial  Statements or a Related  Audited Report or Completed  Interim Review.
Management  believes its  disclosure  controls  and  procedures  are  effective, despite the filing of this Form 8-K because a) the date of the audit report from the previous  auditors was not changed from the report included in the Company's
Form 10-K for the fiscal  year ended June 30,  2004 and b) the  Company  was not aware of any  information  which would  change the  information  included in the audit for the fiscal year ended June 30,  2004.  Management  is taking the steps necessary  to ensure a timely  re-audit for the Fiscal Years ended June 30, 2004 and June 30, 2003.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)1.   Consolidated Financial Statements

        Reports of Independent Registered Public Accounting Firms        F-2

        Consolidated Balance Sheets as of June 30, 2005
        and 2004 (unaudited)                                             F-3

        Consolidated Statements of Operations for the
        Years Ended June 30, 2005, 2004 (unaudited)
        and 2003 (unaudited)                                             F-4

        Consolidated Statements of Stockholders' Equity for the
        Years Ended June 30, 2005, 2004 (unaudited)
        and 2003 (unaudited)                                             F-5

        Consolidated Statements of Cash Flows for the
        Years Ended June 30, 2005, 2004 (unaudited)
        and 2003 (unaudited)                                             F-6

        Notes to Consolidated Financial Statements                       F-7 to F-21

        Schedule of Valuation Accounts                                   F-22

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
               Authority and Dauphin Deposit Bank and Trust Company, as Trustee.
               (Incorporated  by reference to exhibit  10.17,  annual  report on
               Form 10-K Filed on September 27, 1997).

      10.19    Fourth Amendment to Revolving Credit Note between the Company and
               Wilmington  Trust of  Pennsylvania.  (Previously  filed  with the initial filing of this Form 10-K)

      10.20    Ninth  Amendment  to  Loan  Agreement  between  the  Company  and
               Wilmington  Trust of  Pennsylvania.  (Previously  filed  with the initial filing of this Form 10-K)

      10.21    Guaranty and  Suretyship of Joseph V. Roberts  (Previously  filed with the initial filing of this Form 10-K)

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

Date:  October 18, 2005

FINANCIAL STATEMENTS AND REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS
NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
JUNE 30, 2005, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC
     ACCOUNTING FIRMS                                                F-2

     CONSOLIDATED BALANCE SHEETS                                     F-3

     CONSOLIDATED STATEMENTS OF OPERATIONS                           F-4

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                  F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-7 to F-21

SUPPLEMENTAL INFORMATION

     SCHEDULE OF VALUATION ACCOUNTS                                  F-22

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

                                          /S/ MOORE STEPHENS, P. C.
                                          -------------------------
                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
September 15, 2005

                                       Nutrition Management Services Company and Subsidiaries
                                                     CONSOLIDATED BALANCE SHEETS
                                                              June 30,

                                                                                                                         Unaudited
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
                                                                 F-3

                                       Nutrition Management Services Company and Subsidiaries
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Year ended June 30,

                                                                                        Unaudited        Unaudited
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

                          Class A Common Stock        Class B Common Stock
                          --------------------        --------------------
                                                                                               Accumulated
                                                                                                  Other
                          Number of                    Number                   Retained      Comprehensive
                           Shares        Amount       of Shares      Amount     Earnings         Income

Balance-June 30, 2002(a)  2,747,000   $ 3,801,926       100,000      $  48     $ 2,997,147    $      --

Net loss                       --            --            --            --       (819,441)          --
                          ---------   -----------       -------      --------  -----------    -------------

Balance-June 30, 2003(a)  2,747,000   $ 3,801,926       100,000      $  48     $ 2,177,706           --

Net loss                       --            --            --            --       (850,434)          --
                          ---------   -----------       -------      --------  -----------    -------------

Balance June 30, 2004(a)  2,747,000   $ 3,801,926       100,000      $   48      1,327,272           --

Net Income                     --            --            --            --        775,657          --
Other
Comprehensive Income           --            --            --            --            --           8,240
                          ---------   -----------       -------      --------  -----------    -------------

Balance-June 30, 2005     2,747,000   $ 3,801,926       100,000      $   48    $ 2,102,929    $     8,240
                          =========   ===========       =======      ========  ===========    ==============

                                     Treasury Stock
                                     --------------
                                                                        Total
                                     Number                         Stockholders'
                                     of Shares        Amount           Equity

Balance-June 30, 2002(a)             (253,000)     $  (499,563)     $ 6,299,558

Net loss                                 --               --           (819,441)
                                     --------      -----------      -----------

Balance-June 30, 2003(a)             (253,000)     $  (499,563)       5,480,117

Net loss                                 --               --           (850,434)
                                     --------      -----------      -----------

Balance June 30, 2004(a)             (253,000)     $  (499,563)       4,629,683

Net Income                               --               --            775,657
Other
Comprehensive Income                     --               --              8,240
                                     --------      -----------      -----------
Balance-June 30, 2005                (253,000)     $  (499,563)       5,413,580
                                     ========      ===========      ===========

(a) Unaudited. See Note A.

                                   The accompanying notes are an integral part of these statements

                                       Nutrition Management Services Company and Subsidiaries
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year ended June 30,

                                                                                        Unaudited        Unaudited
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

                                   The accompanying notes are an integral part of these statements
                                                                 F-6

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (See Note A)

NOTE A -

     Certain  figures  reported in the Financial  Statement and the Notes hereto are not audited,  and are so labeled.  These amounts are solely  associated with the fiscal years ended June 30, 2004 and June 30,  2003.  Such amounts are identical to what had been  previously  reflected in the Company's Form
     10-K  for the  Fiscal  Year-ended  June 30,  2004.  The  Company's  current auditor,  Moore  Stephens,  P.C. will audit those periods and their results will be included in a future filing of this document.

NOTE B - ORGANIZATION AND BUSINESS

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE D - BUSINESS CONDITIONS

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

NOTE E - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                           Estimated                  Unaudited
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
                                                       ===========   ===========

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - LONG- TERM DEBT

                                                                                                                           Unaudited
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

NOTE F - LONG-TERM DEBT - continued

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

NOTE G - INCOME TAXES

  The components of income tax
  (benefit)/expense are:                      Year Ended June 30,
                                              -------------------
                                                   (Unaudited)      (Unaudited)
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
                                                                           (Unaudited)
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
                                                                           (Unaudited)
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

NOTE I - COMMITMENTS AND CONTINGENCIES

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

NOTE J - STOCKHOLDERS' EQUITY

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

     1.  Stock Options (Unaudited)
         ------------------------

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

NOTE K - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN - continued

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

NOTE P - BUSINESS SEGMENTS - continued
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

     As of and for the year ended June 30, 2004 (Unaudited):
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

     As of and for the year ended June 30, 2003 (Unaudited):
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

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

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

             Nutrition Management Services Company and Subsidiaries
                         SCHEDULE OF VALUATION ACCOUNTS
                     For the three years ended June 30, 2005

The following sets forth the activity in the Company's valuation accounts:

                                                                 Allowance for
                                                               Doubtful Accounts
                                                               -----------------

Balance at June 30, 2002 (Unaudited)                              $1,774,753

     Provision for bad debts                                         389,262

     Recovery, net of write-offs                                     128,321
                                                                  ----------

Balance at June 30, 2003 (Unaudited)                               2,292,336

     Provision for bad debts                                         585,000

     Write-offs                                                           --
                                                                  ----------

Balance at June 30, 2004 (Unaudited)                               2,877,336

     Provision for bad debts                                         165,000

     Recoveries, net of write-offs                                 2,083,634
                                                                  ----------

Balance at June 30, 2005                                          $  958,702
                                                                  ==========

