Form 10-Q
period 2005-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-11-14
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2005
                                       Or
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to ____________

                         Commission File Number 0-19824
                                                -------

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                23-2095332
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

 Box 725, Kimberton Road, Kimberton, PA                   19442
 -------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (610) 935-2050
                                                   -------------------

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes / / No /X/.

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of November 2, 2005.

                                TABLE OF CONTENTS

Part I.      Financial Information                                      Page No.
             ---------------------                                      --------

             Item 1. - Financial Information                                 2

             Consolidated Balance Sheets as of
             September 30, 2005 (unaudited) and June 30, 2005                2

             Consolidated Statements of Operations for the Three
             Months Ended September 30, 2005 (unaudited) and
             2004 (unaudited)                                                3

             Consolidated Statements of Cash Flows for the Three
             Months Ended September 30, 2005 (unaudited) and
             2004 (unaudited)                                                4

             Notes to Consolidated Financial Statements                    5 - 8

             Item 2. - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9 - 13

             Item 3. - Quantitative and Qualitative Disclosure
             about Market Risk                                              13

             Item 4. - Controls and Procedures                              13

Part II.     Other Information                                              14

             Signatures                                                     15

             Certifications                                                16-19

                                        NUTRITION MANAGEMENT SERVICES COMPANY
                                             CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2005
                                                                                  (unaudited)         June 30, 2005
                                                                              ------------------    -----------------
Current assets:
   Cash and cash equivalents                                                   $  2,141,385          $  2,889,616
   Marketable securities                                                            223,178               213,561
   Accounts receivable, net of allowance for doubtful
      accounts of $988,702 and $958,702, respectively                             2,979,217             3,063,514
   Inventory                                                                        144,956               128,949
   Prepaid and other                                                                408,673               413,922
   Income tax refund                                                                      0                43,730
                                                                               ------------          ------------
 Total current assets                                                             5,897,409             6,753,292

Property and equipment, net                                                       6,851,905             6,989,627

Other assets:
   Restricted cash                                                                  250,000               250,000
   Note receivable                                                                  124,811               129,702
   Advances to employees                                                            433,283               434,283
   Deferred income taxes                                                          1,456,114             1,456,114
   Bond issue costs, net of accumulated amortization of $128,671
      and $125,029, respectively                                                    162,653               166,295
   Other assets                                                                      11,321                11,321
                                                                               ------------          ------------
Total other assets                                                                2,438,182             2,447,715
                                                                               ------------          ------------
Total assets                                                                   $ 15,187,496          $ 16,190,634
                                                                               ============          ============

Current liabilities:
     Current portion of long-term debt                                         $    150,000          $    150,000
     Current portion of note payable                                                136,965                     0
     Accounts payable                                                             3,375,503             3,991,267
     Accrued payroll and related expenses                                           217,451               257,319
     Accrued expenses and other                                                     485,976               773,547
                                                                               ------------          ------------
Total current liabilities                                                         4,365,895             5,172,133

Long-Term liabilities:
    Long-term debt, net of current portion                                        5,604,921             5,604,921

Commitments and contingencies

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
             2,747,000 outstanding                                                3,801,926             3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                 48                    48
     Retained earnings                                                            1,897,102             2,102,929
     Other comprehensive income                                                      17,167                 8,240
     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                             (499,563)             (499,563)
                                                                               ------------          ------------
                                                                                  5,216,680             5,413,580
Total stockholders' equity                                                     ------------          ------------
                                                                               $ 15,187,496          $ 16,190,634
                                                                               ============          ============

                              See Notes to Unaudited Consolidated Financial Statements
                                                          2

                                   NUTRITION MANAGEMENT SERVICES COMPANY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                         Three Months Ended September 30,
                                                                          2005                    2004
                                                                      -------------           -------------
Food Service Revenue                                                   $ 6,210,508             $ 6,769,547

Cost of Operations
     Payroll and related expenses                                        2,523,940               2,702,347
     Other costs of operations                                           2,471,059               2,763,888
                                                                       -----------             -----------
          Total cost of operations                                       4,994,999               5,466,235

                                                                       -----------             -----------
Gross Profit                                                             1,215,509               1,303,312

Expenses
     General and administrative expenses                                 1,188,091               1,225,294
     Depreciation and amortization                                         137,722                 151,676
     Provision for doubtful accounts                                        30,000                  75,000
                                                                       -----------             -----------
           Total expenses                                                1,355,813               1,451,970

                                                                       -----------             -----------
Loss from operations                                                  (140,304)           (148,658)

Other income/(expense)
     Other                                                                       0            (2,383)
     Interest income                                                        24,205                   1,035
     Interest expense                                                 (89,728)           (58,660)
                                                                       -----------             -----------
            Total other income/(expense)                              (65,523)           (60,008)

                                                                       -----------             -----------
Loss before income taxes                                              (205,827)           (208,666)

Provision for income taxes                                                    --                      --

                                                                       -----------             -----------
Net loss                                                              (205,827)           (208,666)

Other comprehensive income/(loss) (net of tax):
    Unrealized holding gains/(losses) arising during period                 17,167                       0
                                                                       -----------             -----------
    Total other comprehensive income                                        17,167                       0
                                                                       -----------             -----------

Comprehensive income/(loss)                                            $   188,660            ($   208,666)
                                                                       ===========             ===========

Net income/(loss) per share - basic and diluted                       ($      0.07)           ($      0.07)
                                                                       ===========             ===========

Weighted average number of shares                                        2,847,000               2,847,000
                                                                       ===========             ===========

                          See Notes to Unaudited Consolidated Financial Statements
                                                     3

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended September 30,
                                                                          2005                    2004
                                                                      -------------           -------------
Operating activities:
Net loss                                                               ($  205,827)            ($  208,666)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                         137,722                 151,676
     Provision for bad debts                                                30,000                  75,000
     Amortization of bond costs                                              3,642                   3,642
 Changes in assets and liabilities:
     Accounts receivable                                                    59,187                (823,397)
     Inventory                                                             (16,007)                  2,477
     Prepaid and other current assets                                        5,249                (114,733)
     Income tax refund                                                      43,730                       0
     Accounts payable                                                     (615,764)                 37,280
     Accrued payroll and related expenses                                  (39,868)                (30,553)
     Accrued expenses and other                                           (287,570)                 24,844
                                                                       -----------             -----------
Net cash used in operating activities                                     (885,506)               (882,430)

Investing activities:
    Purchase of property and equipment                                           0                 (20,560)
    Advances to employees                                                    1,000                       0
    Marketable Securities                                                     (690)                  1,517
                                                                       -----------             -----------
Net cash provided by/(used in) investing activities                            310                 (19,043)

Financing activities:
     Proceeds from note payable                                            189,698                       0
     Repayments of note payable                                            (52,733)                (84,247)
     Repayments of long-term borrowing                                           0                 (58,000)
     Proceeds from long-term borrowing                                           0                 436,000
                                                                       -----------             -----------
Net cash provided by financing activities                                  136,965                 293,753

Net decrease in cash                                                      (748,231)               (607,720)

Cash and cash equivalents - beginning of period                          2,889,616                 946,523
                                                                       -----------             -----------

Cash and cash equivalents - end of period                              $ 2,141,385             $   338,803
                                                                       ===========             ===========

                          See Notes to Unaudited Consolidated Financial Statements
                                                     4

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

1.     BASIS OF PRESENTATION

       The  accompanying   unaudited   consolidated  financial  statements  were
       prepared in accordance with generally accepted accounting  principles for interim  financial  information  for quarterly  reports on Form 10-Q and, therefore,  do not include all of the information and footnotes  required by  generally  accepted  accounting  principles  for  complete  financial statements.  However, all adjustments that, in the opinion of management, are necessary for fair presentation of the financial statements have been included  and such  adjustments  are of a normal  recurring  nature.  The results of operations for the interim period presented is not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2006. The financial  information presented should be read in conjunction  with the Company's 2005  financial  statements  that were filed under Form 10-K.

2.     NEW ACCOUNTING PRONOUNCEMENTS

       In November  2004,  the Financial  Accounting  Standards  Board  ("FASB")
       issued SFAS No. 151, "INVENTORY COSTS - AN AMENDMENT TO APB NO. 43." This
       statement  provides  guidance  to clarify  the  accounting  for  abnormal amounts of idle facility  expense,  freight  handling  costs,  and wasted material (spoilage),  among other production costs. Provisions of APB No.
       43 stated  that under  some  circumstances,  items such as idle  facility expense,  excessive  spoilage  and other  costs may be so  abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition,  SFAS 151 requires that allocation of fixed production  overheads to the costs of conversion be  based  on the  normal  capacity  of the  production  facilities.  The adoption of this statement is required for fiscal years  beginning  after
       June 15, 2005.  Adoption of the Statement has not had and is not expected to have a material impact on the financial statements of the Company.

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
       The accounting  for those  operations and costs is subject to guidance in
       SOP 04-2,  effective for financial statements with fiscal years beginning after June 15, 2005.  Adoption of this  statement  has not had and is not expected to have a material  impact on the  financial  statements  of the
       Company.

       In November 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY
       ASSETS - AN AMENDMENT TO APB NO. 29." This  Statement  amends Opinion No.
       29 to  eliminate  the  exception  for  nonmonetary  exchanges  of similar productive  assets and replaces it with a general exception for exchanges
       of  nonmonetary  assets  that  do  not  have  commercial   substance.   A
       nonmonetary exchange has commercial substance if the future cash flows of the  entity  are  expected  to  change  significantly  as a result of the exchange.  The  adoption of this  statement  is required for fiscal years beginning after June 15, 2005. Adoption of this statement has not had and is not expected to have a material impact on the financial  statements of the Company.

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

3.     EARNINGS PER COMMON SHARE

       Earnings  per  common  share  amounts  are based on the  weighted-average number of  shares of common  stock  outstanding  during  the  three-month period ended  September  30, 2005 and 2004.  The Company did not have any dilutive  stock options and warrants that impacted  earnings per share in each period.

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

       For the quarter ended September 30, 2005:
                                                      Food Service        Training and
                                                      Management          Conference Center   Total
                                                      ------------        -----------------   -----
           Food service revenue                       $ 6,119,510         $    90,998         $ 6,210,508
           Depreciation and amortization                   12,847             124,875             137,722
           Income (loss) from operations                  158,558         (298,862)        (140,304)
           Interest income                                 24,205                --                24,205
           Interest expense                            (54,971)        (34,757)        (89,728)
           Income (loss) before taxes (benefit)           127,792         (333,619)        (205,827)
           Net income (loss)                              127,792         (333,619)        (205,827)
           Total assets                               $ 7,919,772         $ 7,267,724         $15,187,496

       For the quarter ended September 30, 2004:
                                                      Food Service        Training and
                                                      Management          Conference Center   Total
                                                      ------------        -----------------   -----
           Food service revenue                       $ 6,529,559         $   239,988         $ 6,769,547
           Depreciation and amortization                   27,277             124,399             151,676
           Income (loss) from operations                  201,531         (350,189)        (148,658)
           Interest income                                  1,035                   0               1,035
           Interest expense                           (35,213)        (23,447)        (58,660)
           Income (loss) before taxes (benefit)           165,837         (374,503)        (208,666)
           Net income (loss)                              165,837         (374,503)        (208,666)
           Total assets                               $ 6,645,156         $  7,750,798        $14,395,954

6.     REVOLVING CREDIT FACILITY

       In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial  Revenue Bonds,  totaling
       $4,000,000  and  $3,065,000,  respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving
       Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving  credit line. A portion of the cash collateral  account has been released and as of September 30, 2005 and June 30, 2005, the Company
       maintained restricted cash balances of $250,000,  which was not available for operating purposes.

       At  September  30, 2005 and June 30,  2005,  the  Company  had  available approximately  $275,079  under the revolving  credit.  Advances under the revolving credit are used for working capital purposes.

       In November  2005,  the Company  entered  into an  agreement  whereby the credit loan  facility was  extended to December 31, 2006.  The Company is current with all its obligations to its bank and on its bonds.

7.     COLLEGEVILLE INN CONFERENCE & TRAINING CENTER

       Effective June 27, 2005, the Company closed the buffet  restaurant at the
       Collegeville  Inn  Conference  &  Training  Center  to make the  facility available for catered events. Additionally, the agreement of sale for the land  dated  September  8, 2004 has been  terminated  and the  Company is currently exploring several alternatives for the land, including, but not limited  to,  the  sale  of the  land.  The  Company  has no  agreements, commitments or understandings with respect to the land or the sale of the land.

8.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

       Based  on  the  Company's  current  activities,  the  only  component  of accumulated  other  comprehensive  income  consists  of  changes  in  the unrealized gains or losses of marketable securities.

                                            Three Months Ended
                                               September 30,
                                           2005            2004
                                         ---------       ---------

            Beginning balance             $ 8,240         $  --
            Current period change          14,878            --
            Tax effect                    (5,951)           --
                                          -------         ------
            Ending balance                $17,167         $  --
                                          =======         ======

ITEM 2.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the financial statements and notes thereto.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section
27A of the  Securities Act of 1933, as amended and Section 21E of the Securities
Exchange  Act of 1934,  as amended,  that are intended to be covered by the safe harbors  created  thereby.  Investors  are  cautioned  that all  forward-looking statements  involve risks and uncertainty,  including  without  limitation,  the adequacy of the Company's cash from operations,  existing balances and available credit line.  Although the Company believes that the assumptions  underlying the
forward-looking   statements  contained  herein  are  reasonable,   any  of  the
assumptions could be inaccurate,  and therefore,  there can be no assurance that the  forward-looking  statements  included  in this Form  10-Q will  prove to be accurate.  Factors  that could cause  actual  results to differ from the results discussed in the  forward-looking  statements  include,  but are not limited to, results of operations and the outcome of the Company's  litigation  discussed in
Note 4 -  Litigation.  In light of  significant  uncertainties  inherent  in the forward-looking  statements  included herein,  the inclusion of such information should not be regarded as a  representation  by the Company or any other  person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2005 were $6,210,508, a decrease of
$559,039 or 8.2% compared to revenues of $6,769,547 in the corresponding quarter last year. This decrease is primarily due to the net impact of revenues from new contracts versus revenues from lost contracts, as well as lower revenue from the
Collegeville  Inn.  Effective  June 27,  2005,  the  Company  closed  the buffet restaurant at the  Collegeville  Inn Conference and Training  Center to make the facility available for catered events.

Cost of operations provided for the current quarter was $4,994,999,  compared to
$5,466,235  for similar  expenses  in the same  period last year,  a decrease of
$471,236 or 8.6%.

Gross profit for the current quarter was $1,215,509,  or 19.6% of gross revenue, compared  to  $1,303,312,  or 19.3% of gross  revenue,  for the same period last year,  a decrease of $87,803 or 6.7%.  The decrease in gross profit is due to an increase in cost of operations that exceeds the increase in revenues.

General and administrative  expenses for the quarter were $1,188,091 or 19.1% of revenue,  compared to  $1,225,294  or 18.1% of revenue for the same quarter last year, a decrease of $37,203 or 3.1%.  This  decrease is due to lower payroll and insurance expense, offset by higher professional fees and travel expense.

Provision  for doubtful  accounts for the quarter  ended  September 30, 2005 was
$30,000 compared to $75,000 for the corresponding quarter last year.

Interest income for the quarter ended September 30, 2005 was $24,205 compared to
$1,035 for the same period  last year.  The  increase  in  interest  income is a result of higher  cash and cash  equivalents  on  deposit  in  interest  bearing accounts.

Interest  expense for the quarter ended September 30, 2005 was $89,728  compared to $61,043 for the same period last year. The increase in interest  expense is a result of additional borrowings as well as an increase in interest rates.

For the  reasons  stated  above,  net loss  after  taxes for the  quarter  ended
September  30, 2005 was  $205,827  compared to  $208,666  for the  corresponding quarter last year.

Net loss per share for the current  quarter  was $0.07  compared to net loss per share of $0.07 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 the Company had working capital of $1,531,514.

OPERATING  ACTIVITIES.  Cash  used in  operations  for the  three  months  ended
September 30, 2005 was $885,506  compared to $882,430 used in operations for the three  months  ended  September  30,  2004.  The  current  period's  activity is primarily  attributable to operating  losses  sustained in the current period as well as a decrease in accounts payable and accrued expenses.

INVESTING ACTIVITIES.  Investing activities provided $310 in cash in the current quarter compared to $19,043 in cash used in the same period last year.

FINANCING ACTIVITIES.  Current quarter financing activities provided $136,965 in cash compared to $293,753 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving  credit facility of $3,500,000.  At September 30, 2005 and
June 30, 2005, the Company had $275,079  available  under its revolving  credit.
The  Company  has  pledged a  $250,000  Certificate  of  Deposit  as  additional collateral  against the revolving line of credit.  The Company issued two series of Industrial  Bonds  totaling  $3,560,548  in December  1996.  The  outstanding balance on the bonds was  $2,530,000 as of September 30, 2005 and June 30, 2005.
In November 2005, the Company entered into an agreement  whereby the credit loan facility was extended to December 31, 2006.  The Company is current with all its obligations to its bank and on its bonds.

                                       10

      =======================================================================================================================
                                                                            Payment Due by Period
      =======================================================================================================================
              Contractual                                         Less Than                          4 - 5         After 5
              Obligations                          Total           1 Year       2 - 3 Years         Years          Years
      =======================================================================================================================
      Long-Term Debt *                          $5,744,921         150,000       3,539,921         370,000       1,675,000
      =======================================================================================================================
      Operating Leases                              60,751          44,859          14,339           1,552            --
      =======================================================================================================================
      Total Contractual Cash
      Obligations                               $5,815,673      $  194,859      $3,574,260      $  371,552      $1,675,000
      =======================================================================================================================

* Long-Term  Debt includes the $3,224,921  outstanding  balance on the revolving credit facility.

      =======================================================================================================================
                                                                        Amount of Commitment Expiration
                                                                                   Per Period
      =======================================================================================================================
            Other
         Commercial                Total Amounts      Less Than                              4 - 5              Over 5
         Commitments                 Committed        1   Year          1 - 3 Years          Years              Years
      =======================================================================================================================
      Lines of Credit              $3,500,000         $    --           $3,500,000         $    --           $    --
      =======================================================================================================================
      Standby Letter of
      Credit                        3,065,000              --            3,065,000              --                --
      =======================================================================================================================
      Total Commercial
      Commitments                  $6,565,000         $    --           $6,565,000         $    --           $    --
      =======================================================================================================================

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the next twelve months.

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

As of  September  30 and June 30,  2005,  the Company  maintained a deferred tax asset of $1,456,114.  The Company has not provided a valuation allowance against its deferred tax assets after  consideration of a future gain on the disposal of certain  land  adjacent to its  Collegeville  facility  and  anticipated  future profitable  operating results.  However, the amount realizable may be reduced if future  taxable  income is reduced  or is  insufficient  to  utilize  the entire deferred tax asset.

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

        Item 6.    Exhibits

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

                                         Nutrition Management Services Company

                                         /s/ Joseph V. Roberts
                                         ---------------------------------------
                                         Joseph V. Roberts
                                         Chairman and Chief Executive Officer

                                         /s/ Francine M. Tomlinson
                                         ---------------------------------------
                                         Francine M. Tomlinson
                                         (Principal Financial Manager)

Date:  November 14, 2005

