Form 10-K/A
period 2005-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2005-12-12
CIK 879303

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

PART II

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

                                        1

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
Management  believes its  disclosure  controls  and  procedures  are  effective, despite the filing of this Form 8-K because a) the date of the audit report from the previous  auditors was not changed from the report included in the Company's
Form 10-K for the fiscal  year ended June 30,  2004 and b) the  Company  was not aware of any  information  which would  change the  information  included in the audit  for the  fiscal  year  ended  June 30,  2004.  Management  took the steps necessary to ensure a re-audit for the Fiscal Years ended June 30, 2004 and June
30, 2003 and accordingly  engaged Moore  Stephens,  P.C. to conduct the reaudit.
Such reaudit is included in the Financial  Statements which are being filed with this Form 10-K/A. Such reaudited Financial  Statements did not change any of the information which had been included in the independent audit by BDO Seidman, LLP for the Fiscal Years ended June 30, 2004 and June 30, 2005.

ITEM 9B - OTHER INFORMATION

As disclosed in Item 3-Legal Proceedings, the Company received $2,500,000 in the quarter  ended June 30, 2005,  as a result of the  successful  resolution of its litigation  against a former client.  For the year ended June 30, 2005, the jury award is reported as Other Income, net of legal fees and related expenses in the amount of $378,762.

                                        2

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)1.   Consolidated Financial Statements

        Reports of Independent Registered Public Accounting Firm         F-2

        Consolidated Balance Sheets as of June 30, 2005 and 2004         F-3

        Consolidated Statements of Operations for the
        Years Ended June 30, 2005, 2004 and 2003                         F-4

        Consolidated Statements of Stockholders' Equity for the
        Years Ended June 30, 2005, 2004 and 2003                         F-5

        Consolidated Statements of Cash Flows for the
        Years Ended June 30, 2005, 2004 and 2003                         F-6

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

                                        3

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
               Authority and Dauphin Deposit Bank and Trust Company, as Trustee.
               (Incorporated  by reference to exhibit  10.17,  annual  report on
               Form 10-K Filed on September 27, 1997).

      10.19    Fourth Amendment to Revolving Credit Note between the Company and
               Wilmington  Trust  of  Pennsylvania  (previously  filed  with the initial fiing of this Form 10-K).

      10.20    Ninth  Amendment  to  Loan  Agreement  between  the  Company  and
               Wilmington  Trust  of  Pennsylvania  (previously  filed  with the initial fiing of this Form 10-K).

      10.21    Guaranty and  Suretyship of Joseph V. Roberts  (previously  filed with the initial fiing of this Form 10-K).

      31.1     Section 302 Certification of Principal Executive Officer

      31.2     Section 302 Certification of Principal Financial Manager

      32.1     Section 906 Certification of Chief Executive Officer

      32.2     Section 906  Certification  of Principal  Financial  Manager (the
               Company does not have a Chief Financial Officer).

                                        4

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

Date:  December 12, 2005

                                        5

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

                                      F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
   Nutrition Management Services Company and Subsidiaries
   Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balances  sheet of  Nutrition
Management  Services  Company and Subsidiaries as of June 30, 2005 and 2004, and
the related  consolidated  statements of operations,  stockholders'  equity, and cash flows for each of the years in the three year period  ended June 30,  2005.
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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
Nutrition  Management  Services Company and Subsidiaries as of June 30, 2005 and
2004, and the consolidated  results of their operations and their cash flows for each of the years in the three year period  ended June 30, 2005,  in  conformity with U.S. generally accepted accounting principles.

Also, in our opinion,  the schedule presents fairly,  in all material  respects, the information set forth therein.

                                            /s/ MOORE STEPHENS, P. C.

                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.

Cranford, New Jersey
September 15, 2005
[December 2, 2005 as it relates to the
years ended June 30, 2004 and 2003]

                                      F-2

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
                                     ========      ===========      ===========

                                   The accompanying notes are an integral part of these statements
                                                                 F-5

                                       Nutrition Management Services Company and Subsidiaries
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year ended June 30,

                                                                          2005            2004             2003
                                                                     -------------    ------------     ------------
Operating activities
Net income/(loss)                                                    $   775,657      $  (850,434)     $  (819,441)
Adjustments to reconcile net income/(loss) to net cash
         provided by operating activities
     Depreciation and amortization                                       576,902          620,199          775,057
     Amortization of bond costs                                           14,568           14,567           14,566
     Provision for bad debts                                             165,000          585,000          389,262
     Expense/(benefit) for deferred taxes                                167,727         (201,700)        (436,565)

Changes in assets and liabilities
     Accounts receivable                                                (978,026)          14,682        2,290,854
     Inventory                                                            30,232           (3,236)          74,293
     Prepaid and other                                                    48,286          (45,506)         (81,121)
     Income tax refund                                                    19,618             --            (63,348)
     Accounts payable                                                    687,320          420,451         (590,628)
     Accrued expenses                                                    411,830          (17,229)        (139,727)
     Accrued payroll                                                      35,143          (24,446)         (14,239)
     Other                                                               (85,398)          42,415           45,786
                                                                     -----------      -----------      -----------

         Net cash provided by operating activities                     1,868,859          554,763        1,444,749

Investing activities
     Purchase of property and equipment                                   (2,961)         (80,314)         (74,800)
     Purchase of marketable securities                                   (38,660)        (202,969)            --
     Sale of marketable securities                                        36,308             --               --
     Repayments by employees and officers                                  1,000             --             88,207
                                                                     -----------      -----------      -----------
         Net cash Provided by (Used In)                                   (4,313)        (283,283)          13,407

Financing activities
     Restricted cash                                                        --           (250,000)            --
     Proceeds from long-term borrowings                                  436,000        4,225,000        1,775,900
     Repayment of long-term borrowings                                  (203,000)      (4,084,783)      (2,129,866)
     Repayment of note payable                                          (154,453)        (575,686)        (336,988)
                                                                     -----------      -----------      -----------

         Net cash Provided by/(Used in)                                   78,547         (685,469)        (690,954)
                                                                     -----------      -----------      -----------

NET (DECREASE)/INCREASE IN CASH AND
              CASH EQUIVALENTS                                         1,943,093         (413,989)         767,202

Cash and cash equivalents - beginning of year                            946,523        1,360,512          593,310
                                                                     -----------      -----------      -----------
Cash and cash equivalents - end of year                              $ 2,889,616      $   946,523      $ 1,360,512
                                                                     ===========      ===========      ===========

Supplemental disclosures of cash flow information
     Cash paid during the years for
         Interest                                                    $   217,764      $   185,000      $   213,625
         Income taxes                                                $     3,014      $     2,040      $     6,475

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

     5.  Inventory
         ---------

     Inventory, which consists primarily of food, is stated at the lower of cost
     (first-in,  first-out method) or market.  The Company records inventory for contracts which require goods to be owned by the Company. For the remaining customers, the Company purchases inventory on their behalf and a payable or receivable is recorded for the change in the value of these goods, which is then  collected  from or paid to  customers.  As of June 30, 2005 and 2004, inventory is $128,949 and $159,181,  respectively.  As of June 30, 2005 and
     2004,   inventory  receivable  from  customers  is  $  19,324  and  $17,186 respectively,  while  inventory  payable  to  customers  is  $8,289  and $0
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

NOTE D - PROPERTY AND EQUIPMENT

     The following details the composition of property and equipment.

                                           Estimated
                                          useful lives     2005         2004
                                          ------------ ------------- -----------
     Property and equipment
     Land                                       --     $   497,967   $   497,967
     Building                                     40     7,491,984     7,491,984
     Machinery and equipment                   2 - 8     3,864,266     3,864,941
     Furniture and fixtures                    2 - 8       749,434       749,434
     Other, principally autos and trucks      2 - 10       410,753       407,117
                                                       -----------   -----------
                                                        13,014,404    13,011,443
          Less: accumulated depreciation                 6,024,777     5,447,875
                                                       -----------   -----------
                                                       $ 6,989,627   $ 7,563,568
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

