Form 10-Q
period 2005-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2006-03-08
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]              QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE
                 SECURITIES  EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2005
                                                -----------------
                                       Or
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from                to
                                                --------------    --------------

                         Commission File Number 0-19824
                                                -------

                      Nutrition Management Services Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2095332
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 Box 725, Kimberton Road, Kimberton, PA                                 19442
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (610) 935-2050
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
requirements for the past 90 days    Yes X    No   .
                                        ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).     Yes      No X .
                                            ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes      No X .
                                        ---     ---

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of February 8, 2006.

                                TABLE OF CONTENTS

Part I.  Financial Information                                          Page No.
         ---------------------                                          --------

         Item 1. - Financial Information                                    2

         Consolidated Balance Sheets as of
         December 31, 2005 (unaudited) and June 30, 2005                    2

         Consolidated Statements of Operations for the Three
         and Six Months Ended December 31, 2005 (unaudited) and
         2004 (unaudited)                                                   3

         Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 2005 (unaudited) and
         2004 (unaudited)                                                   4

         Notes to Consolidated Financial Statements                       5 - 9

         Item 2. - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10 - 14

         Item 3. - Quantitative and Qualitative Disclosure about
         Market Risk                                                       14

         Item 4 - Controls and Procedures                                  14

Part II. Other Information                                                 15

         Signatures                                                        16

         Certifications                                                  17 - 20

                                        NUTRITION MANAGEMENT SERVICES COMPANY
                                             CONSOLIDATED BALANCE SHEETS

                                                                                December 31, 2005       June 30, 2005
                                                                                  (unaudited)
                                                                                -----------------       -------------
Current assets:
   Cash and cash equivalents                                                       $  1,834,490         $  2,889,616
   Marketable securities                                                                227,360              213,561
   Accounts receivable, net of allowance for doubtful
      accounts of $1,018,702 and $958,702, respectively                               2,949,299            3,063,514
   Inventory                                                                            156,168              128,949
   Prepaid and other                                                                    221,159              413,922
   Income tax refund                                                                          0               43,730
                                                                                   ------------         ------------
Total current assets                                                                  5,388,476            6,753,292

Property and equipment, net                                                           6,760,244            6,989,627

Other assets:
   Restricted cash                                                                      250,000              250,000
   Note receivable                                                                      112,794              129,702
   Advances to employees                                                                425,794              434,283
   Deferred income taxes                                                              1,700,255            1,456,114
   Bond issue costs, net of accumulated amortization of $132,313
      and $125,029, respectively                                                        159,011              166,295
   Other assets                                                                          11,321               11,321
                                                                                   ------------         ------------
Total other assets                                                                    2,659,175            2,447,715
                                                                                   ------------         ------------
Total assets                                                                       $ 14,807,895         $ 16,190,634
                                                                                   ============         ============

Current liabilities:
     Current portion of long-term debt                                             $    150,000         $    150,000
     Current portion of note payable                                                    111,304                    0
     Accounts payable                                                                 3,388,759            3,991,267
     Accrued payroll and related expenses                                               238,957              257,319
     Accrued expenses and other                                                         381,940              773,547
                                                                                   ------------         ------------
Total current liabilities                                                             4,270,960            5,172,133

Long-Term liabilities:
    Long-term debt, net of current portion                                            5,454,921            5,604,921

Commitments and contingencies                                                                 0                    0

Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
     Common stock:
     Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
             2,747,000 outstanding                                                    3,801,926            3,801,926
     Class B - no par, 100,000 shares authorized, issued and outstanding                     48                   48
     Retained earnings                                                                1,758,993            2,102,929
     Other comprehensive income                                                          20,610                8,240
     Less:  treasury stock (Class A common: 253,000 and 253,000
       shares, respectively) - at cost                                                 (499,563)            (499,563)
                                                                                   ------------         ------------
Total stockholders' equity                                                            5,082,014            5,413,580
                                                                                   ------------         ------------
                                                                                   $ 14,807,895         $ 16,190,634
                                                                                   ============         ============

                               See Notes to Unaudited Consolidated Financial Statements
                                                          2

                                         NUTRITION MANAGEMENT SERVICES COMPANY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                                  December 31,                    December 31,
                                                              2005            2004            2005            2004
                                                              ----            ----            ----            ----
Food Service Revenue                                     $  6,222,872    $  6,610,033    $ 12,433,380    $ 13,379,580
Cost of Operations
     Payroll and related expenses                           2,541,147       2,525,661       5,065,087       5,228,008
     Other costs of operations                              2,561,066       2,740,113       5,032,125       5,504,001
                                                         ------------    ------------    ------------    ------------
Total cost of operations                                    5,102,213       5,265,774      10,097,212      10,732,009

                                                         ------------    ------------    ------------    ------------
Gross Profit                                                1,120,659       1,344,259       2,336,168       2,647,571

Expenses
     General and administrative expenses                    1,302,555       1,159,971       2,490,648       2,385,265
     Depreciation and amortization                             91,662         151,308         229,384         302,984
     Provision for doubtful accounts                           30,000          30,000          60,000         105,000
                                                         ------------    ------------    ------------    ------------
           Total expenses                                   1,424,217       1,341,279       2,780,032       2,793,249

                                                         ------------    ------------    ------------    ------------
Income/(loss) from operations                                (303,558)          2,980        (443,864)       (145,678)

Other income/(expense)
     Other                                                       (867)         13,983          (1,734)         11,600
     Interest income                                           18,029           1,220          42,234           2,255
     Interest expense                                         (95,852)        (67,035)       (184,713)       (125,695)
                                                         ------------    ------------    ------------    ------------
            Total other income/(expense)                      (78,690)        (51,832)       (144,213)       (111,840)

                                                         ------------    ------------    ------------    ------------
Loss before income taxes                                     (382,248)        (48,852)       (588,077)       (257,518)

Provision for income taxes                                   (244,141)           --          (244,141)           --

                                                         ------------    ------------    ------------    ------------
Net loss                                                 $   (138,107)   $    (48,852)   $   (343,936)   $   (257,518)

Other comprehensive income/(loss) net of tax:
   Unrealized holding gains/(losses) arising during
   period                                                      20,610               0          20,610               0
                                                         ------------    ------------    ------------    ------------

  Total other comprehensive income                             20,610               0          20,610               0
                                                         ------------    ------------    ------------    ------------

Comprehensive income/(loss)                              $   (117,497)   $    (48,852)   $   (323,326)   $   (257,518)
                                                         ============    ============    ============    ============

Net loss per share - basic and diluted                   $       (.05)   $      (0.02)   $       (.12)   $     (0.09)
                                                         ============    ============    ============    ============

Weighted average number of shares                           2,847,000       2,847,000       2,847,000       2,847,000
                                                         ============    ============    ============    ============

                               See Notes to Unaudited Consolidated Financial Statements
                                                           3

                           NUTRITION MANAGEMENT SERVICES COMPANY
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)

                                                            Six Months Ended December 31,
                                                             2005                  2004
                                                             ----                  ----
Operating activities:
Net loss                                                 $  (343,936)          $  (257,518)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                           229,384               302,984
     Provision for bad debts                                  60,000               105,000
     Amortization of bond costs                                7,283                 7,284
     (Benefit)/provision for deferred taxes                 (244,141)                    0
 Changes in assets and liabilities:
     Accounts receivable                                      71,123              (614,500)
     Inventory                                               (27,219)                3,436
     Prepaid and other current assets                        192,763              (128,330)
     Income tax refund                                        43,730                     0
     Accounts payable                                       (602,508)              731,636
     Accrued payroll and related expenses                    (18,362)              (69,241)
     Accrued expenses and other                             (391,608)             (276,177)
                                                         -----------           -----------
Net cash used in operating activities                     (1,023,491)             (195,426)

Investing activities:
    Purchase of property and equipment                             0               (33,635)
   Advance to employees                                        8,489                     0
   Marketable securities                                      (1,428)              (13,334)
                                                         -----------           -----------
Net cash used in investing activities                          7,061               (46,969)

Financing activities:
     Proceeds from note payable                              238,869                     0
     Repayment of note payable                              (127,565)             (154,453)
     Repayments of long-term borrowing                      (150,000)             (203,000)
     Proceeds from long-term borrowing                             0               436,000
                                                         -----------           -----------
Net cash provided by financing activities                    (38,696)               78,547

                                                         -----------           -----------
Net decrease in cash                                      (1,055,126)             (163,848)

Cash and cash equivalents - beginning of period            2,889,616               946,523
                                                         -----------           -----------

Cash and cash equivalents - end of period                $ 1,834,490           $   782,675
                                                         ===========           ===========

                  See Notes to Unaudited Consolidated Financial Statements
                                             4

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

3.     EARNINGS PER COMMON SHARE

       Earnings  per  common  share  amounts  are based on the  weighted-average number of shares of common stock  outstanding  during the three-month and six-month  period ended  December 31, 2005 and 2004.  The Company did not have any stock options and warrants  that impacted  earnings per share in each period.

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

       For the quarter ended December 31, 2005:

                                                         Food Service              Training and
                                                          Management             Conference Center              Total
                                                          ----------             -----------------              -----
       Food service revenue                              $  6,098,612             $    124,260                6,222,872
       Depreciation and amortization                           12,235                   79,427                   91,662
       Income (loss) from operations                          (80,941)                (222,617)                (303,558)
       Interest income                                         18,029                        0                   18,029
       Interest expense                                       (59,101)                 (36,751)                 (95,852)
       Income (loss) before taxes (benefit)                  (122,013)                (260,235)                (382,248)
       Net income (loss)                                      122,128                 (260,235)                (138,107)
       Total assets                                      $  7,320,389             $  7,243,365             $ 14,563,754

       For the quarter ended December 31, 2004:

                                                         Food Service              Training and
                                                          Management             Conference Center              Total
                                                          ----------             -----------------              -----
       Food service revenue                              $  6,372,603             $    237,430             $  6,610,033
       Depreciation and amortization                           26,910                  124,398                  151,308
       Income (loss) from operations                          252,042                 (249,062)                   2,980
       Interest income                                          1,220                        0                    1,220
       Interest expense                                       (40,930)                 (26,105)                 (67,035)
       Income (loss) before taxes (benefit)                   227,182                 (276,034)                 (48,852)
       Net income (loss)                                      227,182                 (276,034)                 (48,852)
       Total assets                                      $  6,784,204             $  7,702,338             $ 14,486,542

       For the six months ended December 31, 2005

                                                         Food Service              Training and
                                                          Management             Conference Center              Total
                                                          ----------             -----------------              -----
       Food service revenue                              $ 12,218,122             $    215,258             $ 12,433,380
       Depreciation and amortization                           25,082                  204,302                  229,384
       Income (loss) from operations                           77,617                 (521,479)                (443,862)
       Interest income                                         42,234                        0                   42,234
       Interest expense                                      (114,072)                 (70,641)                (184,713)
       Income (loss) before taxes                               5,779                 (593,854)                (588,075)
       Net income (loss)                                      249,918                 (593,854)                (343,936)
       Total assets                                      $  7,320,389             $  7,243,365             $ 14,563,754

         For the six months ended December 31, 2004

                                                         Food Service              Training and
                                                          Management             Conference Center              Total
                                                          ----------             -----------------              -----
       Food service revenue                              $ 12,902,161             $    477,419             $ 13,379,580
       Depreciation and amortization                           54,186                  248,798                  302,984
       Income (loss) from operations                          453,574                 (599,252)                (145,678)
       Interest income                                          2,255                        0                    2,255
       Interest expense                                       (76,144)                 (49,551)                (125,695)
       Income (loss) before taxes                             393,019                 (650,537)                (257,518)
       Net income (loss)                                      393,019                 (650,537)                (257,518)
       Total assets                                      $  6,784,204             $  7,702,338             $ 14,486,542

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
       Credit Loan Facility was reduced to  $3,500,000  and $500,000 of cash was placed in a cash collateral account and pledged as additional  collateral against  the  revolving  credit  line.  A portion of the cash  collateral account,  $250,000  has been  released  and is  available  for  operating purposes.  At December 31, 2005 the Company  maintained  restricted  cash balances of $250,000, which was not available for operating purposes.

       At  December  31,  2005 and June 30,  2005,  the  Company  had  available approximately  $275,079  under the revolving  credit.  Advances under the revolving credit are used for working capital purposes.

       In March 2006, the Company  entered into an agreement  whereby the credit loan facility was extended to April 1, 2007.  The Company is current with all its obligations to its bank and on its bonds.

7.     COLLEGEVILLE INN

       Effective June 27, 2005, the Company closed the buffet  restaurant at the
       Collegeville  Inn  Conference  &  Training  Center  to make the  facility available for catered events. Additionally, the agreement of sale for the land dated September 8, 2004 has been terminated. As of February 16, 2006 the Company has entered  into a letter of intent for an agreement of sale for a minimum of  $3,200,000.  A formal  agreement  of sale is  currently being drafted and expected to be executed prior to the end of March 2006.

8.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

       Based  on  the  Company's  current  activities,  the  only  component  of accumulated  other  comprehensive  income  consists  of  changes  in  the unrealized gains or losses of marketable securities.

                                      Three Months Ended                       Six Months End
                                         December 30,                           December 30,
                                   2005                2004               2005                2004
                                 --------            --------           --------            --------

Beginning balance                $ 17,167            $   --             $  8,240            $   --
Current period change               5,738                --               20,616                --
Tax effect                         (2,295)               --               (8,246)               --
                                 --------            --------           --------            --------
Ending balance                   $ 20,610            $   --             $ 20,610            $   --
                                 ========            ========           ========            ========

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

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 2005 were $6,222,872,  a decrease of
$387,161 or 5.9% compared to revenues of $6,610,033 in the corresponding quarter last year.  Revenues  for the six month  period  ended  December  31,  2005 were
$12,433,380, compared to $13,379,580 for the six month period ended December 31,
2004, a decrease of $946,200 or 7.1%. The decreases are primarily due to the net impact of revenues from new contracts  versus revenues from lost  contracts,  as well as lower revenue from the  Collegeville  Inn.  Effective June 27, 2005, the
Company  closed the buffet  restaurant at the  Collegeville  Inn  Conference and
Training Center to make the facility available for catered events.

Cost  of  operations  for  the  current  quarter  was  $5,102,213,  compared  to
$5,265,744  for similar  expenses  in the same  period last year,  a decrease of
$163,561 or 3.1%. Cost of operations for the six month period ended December 31,
2005 were  $10,097,212  compared to  $10,732,009  for the six month period ended
December 31, 2004, a decrease of $634,797 or 5.9%.  The  decreases are primarily due to lower revenues  during the period and the expenses  associated with those revenues.

Gross profit for the current quarter was $1,120,659,  or 18.0% of gross revenue, compared  to  $1,344,259,  or 20.3% of gross  revenue,  for the same period last year,  a decrease of $223,600 or 16.6%.  Gross  profit for the six month  period ended December 31, 2005 was $2,336,168,  or 18.8% of gross revenue,  compared to
$2,647,571,  or 19.8%,  for the six month  period  ended  December  31,  2004, a decrease  of  $311,403  or  13.3%.  The  decrease  in gross  profit is due to an increase in cost of operations that exceeds the increase in revenues.

General and administrative  expenses for the quarter were $1,302,555 or 20.9% of revenue,  compared to  $1,159,971  or 17.6% of revenue for the same quarter last year,  an  increase of $142,584 or 12.2%.  The  increase  was due to  additional marketing  and business  development  positions,  higher  professional  fees and travel related expenses associated with new business. General and administrative expenses  for the six month  period  ended  December  31,  2005 were  $2,490,648 compared to  $2,385,265  for the six month  period ended  December 31, 2004,  an increase of $105,383, or 4.4%.

Provision for doubtful  accounts for the quarter was $30,000 compared to $30,000 for the corresponding quarter last year. Provision for doubtful accounts for the six month  period ended  December 31, 2005 was $60,000  compared to $105,000 for the six month period ended December 31, 2004.

Interest expense for the three-month  period totaled $95,852 compared to $67,035 for the same period last year, an increase of $28,817 or 43.0%. Interest expense for the  six-month  period  ended  December  31, 2005 was  $184,713  compared to
$125,695  for the  six-month  period ended  December  31,  2004,  an increase of
$59,018 or 46.7%.  The increases in interest expense are a result of an increase in interest rates.

For the  reasons  stated  above,  net loss  after  taxes for the  quarter  ended
December 31, 2005 was $138,107 compared to $48,852 for the corresponding quarter last year, and the net loss for the six-month period ended December 31, 2005 was
$343,936 compared to $257,518 for the six-month period ended December 31, 2004.

 Net loss per share for the current  quarter was $0.05  compared to net loss per share of $0.02  for the same  quarter  last  year.  Net loss per  share  for the six-month  period  ended  December  31,  2005 was $.12  compared to $.09 for the six-month period ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 the Company had working capital of $1,117,517.

OPERATING ACTIVITIES.  Cash used in operations for the six months ended December
31, 2005 was  $1,023,491  compared to $195,426  used by  operations  for the six months  ended  December  31, 2004.  The current  period's  activity is primarily attributable  to operating  losses  sustained in the current period as well as a decrease in accounts payable and accrued expenses.

INVESTING  ACTIVITIES.  Investing  activities provided $7,061 in cash in the six month period compared to $46,969 in cash used in the same period last year.

FINANCING ACTIVITIES.  Current year to date financing activities used $38,696 in cash compared to $78,547 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving  credit  facility of $3,500,000.  At December 31, 2005 and
June 30, 2005, the Company had $275,079  available  under its revolving  credit.
The  Company  has  pledged a  $250,000  Certificate  of  Deposit  as  additional collateral  against the revolving line of credit.  The Company issued two series of Industrial  Bonds  totaling  $3,560,548  in December  1996.  The  outstanding balance on the bonds was  $2,380,000  and $2,530,000 as of December 31, 2005 and
June 30, 2005 respectively. In March 2006, the Company entered into an agreement whereby the credit loan  facility was extended to April 1, 2007.  The Company is current with all its obligations to its bank and on its bonds.

     =========================================================================================================
                                                              PAYMENT DUE BY PERIOD
     =========================================================================================================
                                                      LESS THAN
        CONTRACTUAL                                       1            1 - 3           4 - 5          AFTER 5
        OBLIGATIONS                   TOTAL             YEAR           YEARS           YEARS           YEARS
     =========================================================================================================
     Long-Term Debt *               $5,604,922      $  150,000      $3,559,922      $  370,000      $1,525,000
     =========================================================================================================
     Operating Leases                   49,149          40,215           8,933            --              --
     =========================================================================================================
     Total Contractual Cash
     Obligations                    $5,654,071      $  190,215      $3,568,855      $  370,000      $1,525,000
     =========================================================================================================

     * Long-Term  Debt includes the $3,224,922  outstanding  balance on the revolving credit facility.

     =========================================================================================================
                                                                    AMOUNT OF COMMITMENT EXPIRATION
                                                                                PER PERIOD
     =========================================================================================================
          OTHER                       TOTAL           LESS THAN
        COMMERCIAL                   AMOUNTS              1            1 - 3           4 - 5           OVER 5
        COMMITMENTS                 COMMITTED            YEAR           YEARS           YEARS           YEARS
     =========================================================================================================
        Lines of Credit             $3,500,000      $     --        $3,500,000      $     --        $     --
     =========================================================================================================
        Standby Letter of
        Credit                       3,065,000            --         3,065,000            --              --
     =========================================================================================================
        Total Commercial
        Commitments                 $6,565,000      $     --        $6,565,000      $     --        $     --
     =========================================================================================================

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarters ended December 31, 2005 or September 30, 2005;
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

As of December 31, 2005 and June 30, 2005, the Company maintained a deferred tax asset of $1,700,255.  The Company has not provided a valuation allowance against its deferred tax assets after  consideration of a future gain on the disposal of certain  land  adjacent to its  Collegeville  facility  and  anticipated  future profitable  operating results.  However, the amount realizable may be reduced if future  taxable  income is reduced  or is  insufficient  to  utilize  the entire deferred tax asset.

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

        Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

                   10.1    Eleventh Amendment to Loan Agreement, dated March 1,
                           2006, between Nutrition Management Services Company,
                           the Collegeville Inn Conference and Training Center,
                           Inc., Apple Fresh Foods, Ltd. and Wilmington Trust of
                           Pennsylvania.

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
                                            ------------------------------------
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

Date:  March 8, 2006

