Form 10-Q
period 2006-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2006-05-15
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2006

                                       Or

    |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  report),  and  (2)  has  been  subject  to such  filing
requirements for the past 90 days Yes |X| No |_|.

         Indicate by check mark whether the  Registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and larger  accelerated filer" in Rule 12b-2 of the Exchange
Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

         Indicate by check mark whether the  Registrant  is a shell  company (as
defined in Rule 12b-2 of Exchange Act). Yes |_| No |X|

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of May 5, 2006.

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION                                       PAGE NO.

            Item 1. - Financial Information                                2

            Consolidated Balance Sheets as of
            March 31, 2006 (unaudited) and June 30, 2005                   2

            Consolidated Statements of Operations for the Nine
            Months Ended March 31, 2006 (unaudited) and
            2005 (unaudited)                                               3

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2006 (unaudited) and
            2005 (unaudited)                                               4

            Notes to Consolidated Financial Statements                   5 - 9

            Item 2. -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10 - 14

            Item 3. - Quantitative and Qualitative Disclosure
            about Market Risk                                             14

            Item 4 - Controls and Procedures                            14 - 15

Part II.    Other Information                                             15

            Signatures                                                    16

                      NUTRITION MANAGEMENT SERVICES COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2006      June 30, 2005
                                                                                (Unaudited)
                                                                               --------------      -------------
Current assets:
  Cash and cash equivalents                                                     $  1,178,633       $  2,889,616
  Marketable securities                                                                - 0 -            213,561
  Accounts receivable, net of allowance for doubtful
    accounts of $973,900 and $958,702, respectively                                3,218,324          3,063,514
  Inventory                                                                          159,980            128,949
  Prepaid and other current assets                                                   319,682            413,922
  Income Tax Refund                                                                      -0-             43,730
                                                                                ------------       ------------
Total current assets                                                               4,876,619          6,753,292

Property and equipment, net                                                        6,719,959          6,989,627

Other assets:
  Restricted cash                                                                    250,000            250,000
  Note receivable                                                                    101,911            129,702
  Advances to employees                                                              424,794            434,283
  Deferred income taxes                                                            1,890,709          1,456,114
  Bond issue costs, net of accumulated amortization of $135,955
    and $125,029, respectively                                                       155,969            166,295
  Other assets                                                                        11,321             11,321
                                                                                ------------       ------------
Total other assets                                                                 2,834,704          2,447,715
                                                                                ------------       ------------
Total assets                                                                    $ 14,431,282       $ 16,190,634
                                                                                ============       ============

Current liabilities:
  Current portion of long-term debt                                             $    150,000       $    150,000
  Current portion of note payable                                                     41,732              - 0 -
  Accounts payable                                                                 3,111,431          3,991,267
  Accrued payroll and related expenses                                               262,247            257,319
  Accrued expenses and other                                                         350,573            773,547
                                                                                ------------       ------------
Total current liabilities                                                          3,915,983          5,172,133

Long-Term liabilities:
  Long-term debt, net of current portion                                           5,729,922          5,604,921

Commitments and contingencies

Stockholders' equity:
  Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
  Common stock:
  Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
    2,747,000 outstanding                                                          3,801,926          3,801,926
  Class B - no par, 100,000 shares authorized, issued and outstanding                     48                 48
  Retained earnings                                                                1,482,966          2,102,929
  Other comprehensive income                                                           - 0 -              8,240
  Less:  treasury stock (Class A common: 253,000 and 253,000
    shares, respectively) - at cost                                                 (499,563)          (499,563)
                                                                                ------------       ------------
Total stockholders' equity                                                         4,785,377          5,413,580
                                                                                ------------       ------------
                                                                                $ 14,431,282       $ 16,190,634
                                                                                ============       ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                   Nine Months Ended
                                                        March 31,                            March 31,
                                                2006               2005               2006               2005
                                            ------------       ------------       ------------       ------------
Food Service Revenue                        $  5,515,970       $  6,627,280       $ 17,949,350       $ 20,006,860
Cost of Operations
  Payroll and related expenses                 2,382,632          2,836,670          7,447,719          8,064,678
  Other costs of operations                    2,237,426          2,742,528          7,269,551          8,246,529
                                            ------------       ------------       ------------       ------------
Total cost of operations                       4,620,058          5,579,198         14,717,270         16,311,207
                                            ------------       ------------       ------------       ------------

Gross Profit                                     895,912          1,048,082          3,232,080          3,695,653

Expenses
  General and administrative expenses          1,321,411          1,239,134          3,812,057          3,624,399
  Depreciation and amortization                   86,970            140,339            316,354            443,323
  Provision for doubtful accounts                  - 0 -             30,000             60,000            135,000
                                            ------------       ------------       ------------       ------------
Total expenses                                 1,408,381          1,409,473          4,188,411          4,202,722
                                            ------------       ------------       ------------       ------------

Loss from operations                            (512,469)          (361,391)          (956,331)          (507,069)

Other income/(expense)
  Other                                           84,132            (12,467)            82,398              - 0 -
  Gain on sale of securities                      44,256              - 0 -             44,256              - 0 -
  Interest income                                 17,615              2,223             59,849              4,478
  Interest expense                              (100,015)           (74,257)          (284,728)          (200,819)
                                            ------------       ------------       ------------       ------------
Total other income/(expense)                      45,988            (84,501)           (98,225)          (196,341)
                                            ------------       ------------       ------------       ------------

Loss before income taxes                        (466,481)          (445,892)        (1,054,556)          (703,410)

Income tax benefit                              (190,454)               -0-           (434,595)               -0-
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (276,027)      $   (445,892)      $   (619,961)      $   (703,410)
                                            ============       ============       ============       ============

Net loss per share - basic and diluted      $      (0.10)      $      (0.16)      $      (0.22)      $      (0.25)
                                            ============       ============       ============       ============

Weighted average number of shares              2,847,000          2,847,000          2,847,000          2,847,000
                                            ============       ============       ============       ============

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended March 31,
                                                             2006              2005
                                                         ------------      ------------
Operating activities:
Net loss                                                 $   (619,961)     $   (703,410)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Gain on sale of marketable securities                    (44,256)              -0-
     Depreciation and amortization                            316,354           443,323
     Provision for bad debts                                   60,000           135,000
     Amortization of bond costs                                10,326            10,926
     (Benefit)/provision for deferred taxes                  (434,595)              -0-
Changes in assets and liabilities:
     Accounts receivable                                     (187,019)       (1,383,407)
     Inventory                                                (31,031)            6,834
     Prepaid and other current assets                          94,240           (42,001)
     Income tax refund                                         43,730               -0-
     Accounts payable                                        (879,836)        1,063,662
     Accrued payroll and related expenses                       4,928            (3,094)
     Accrued expenses and other                              (422,975)         (174,641)
                                                         ------------      ------------
Net cash used in operating activities                      (2,090,095)         (646,808)

Investing activities:
    Purchases of marketable securities                            -0-           (37,328)
    Proceeds from sale of marketable securities               249,577            35,570
    Repayment of advance to employee                            9,489               -0-
    Purchase of property and equipment                        (46,686)           (2,961)
                                                         ------------      ------------
Net cash provided by/(used in) investing activities           212,380            (4,719)

Financing activities:
     Proceeds from note payable                               238,869               -0-
     Repayment of note payable                               (197,137)         (203,000)
     Repayments of long-term borrowing                       (150,000)         (154,453)
     Proceeds from long-term borrowing                        275,000           436,000
                                                         ------------      ------------
     Net cash provided by financing activities                166,732            78,547
                                                         ------------      ------------

Net decrease in cash                                       (1,710,983)         (572,980)

Cash and cash equivalents - beginning of period             2,889,616           946,523
                                                         ------------      ------------

Cash and cash equivalents - end of period                $  1,178,633      $    373,543
                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Interest Paid                                            $    276,984      $    193,819
Taxes Paid                                                      5,362             3,187

            See Notes to Unaudited Consolidated Financial Statements

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

3.    EARNINGS PER COMMON SHARE

      Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding  during the nine-month period ending
      March 31, 2006 and 2005.  The  Company did not have any stock  options and warrants that impacted earnings per share in each period.

4.    LITIGATION

      On February 7, 2001,  the Company  filed a suit  against a major client in the Court of  Common  Pleas of  Chester  County,  Pennsylvania,  which was subsequently  removed to the United States  District Court for the Eastern
      District of Pennsylvania.  On February 25, 2005, judgment was entered on a jury  verdict in favor of the  Company,  in the amount of  $2,500,000  for
      damages  related  to  its  claims,   including   breach  of  contract  and
      contractual  interference.  The  former  client  did not  appeal  the jury verdict and the Company  received  $2,500,000 on June 1, 2005. The Company filed an appeal of the jury's failure to award  interest.  Fees due to the
      Company's  legal  counsel in the amount of  $340,000  have been  placed in escrow  pending the outcome of the appeal.  Arguments  are  scheduled  for review by the Appellate Judge in May 2006.

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

      For the quarter ended March 31, 2006:

                                                Food Service       Training and
                                                 Management      Conference Center       Total
                                                ------------     -----------------    ------------
      Food service revenue                      $  5,369,310       $    146,660       $  5,515,970
      Depreciation and amortization                   12,235             74,735             86,970
      Income (loss) from operations                 (322,841)          (189,628)          (512,469)
      Interest income                                 17,615                  0             17,615
      Other income                                         0             85,000             85,000
      Interest expense                               (62,485)           (37,530)          (100,015)
      Income (loss) before taxes (benefit)          (323,455)          (143,026)          (466,481)
      Net income (loss)                             (133,001)          (143,026)          (276,027)
      Total assets                              $  7,135,317       $  7,295,965       $ 14,431,282

      For the quarter ended March 31, 2005:

                                                Food Service       Training and
                                                 Management      Conference Center       Total
                                                ------------     -----------------    ------------
      Food service revenue                      $  6,453,511       $    173,769       $  6,627,280
      Depreciation and amortization                   15,141            125,198            140,339
      Income (loss) from operations                  139,575           (500,966)          (361,391)
      Interest income                                  2,223                 --              2,223
      Interest expense                               (45,816)           (28,441)           (74,257)
      Income (loss) before taxes (benefit)            83,515           (529,407)          (445,892)
      Net income (loss)                               83,515           (529,407)          (445,892)
      Total assets                              $  6,988,183       $  7,558,895       $ 14,547,078

      For the nine months ended March 31, 2006:

                                                Food Service       Training and
                                                 Management      Conference Center       Total
                                                ------------     -----------------    ------------
      Food service revenue                      $ 17,587,432       $    361,918       $ 17,949,350
      Depreciation and amortization                   37,317            279,037            316,354
      Income (loss) from operations                 (245,224)          (711,107)          (956,331)
      Interest income                                 59,849                  0             59,849
      Other Income                                         0             85,000             85,000
      Interest expense                              (176,557)          (108,171)          (284,728)
      Income (loss) before taxes (benefit)          (317,676)          (736,880)        (1,054,556)
      Net income (loss)                              116,919           (736,880)          (619,961)
      Total assets                              $  7,135,317       $  7,295,965       $ 14,431,282

      For the nine months ended March 31, 2005:

                                                Food Service       Training and
                                                 Management      Conference Center       Total
                                                ------------     -----------------    ------------
      Food service revenue                      $ 19,355,672       $    651,188       $ 20,006,860
      Depreciation and amortization                   69,331            373,992            443,323
      Income (loss) from operations                  593,150         (1,100,219)          (507,069)
      Interest income                                  4,478                 --              4,478
      Interest expense                              (121,959)           (78,861)          (200,819)
      Income (loss) before taxes (benefit)           476,534         (1,179,944)          (703,410)
      Net income (loss)                              476,534         (1,179,944)          (703,410)
      Total assets                              $  6,988,183       $  7,558,895       $ 14,547,078

6.    REVOLVING CREDIT FACILITY

      In February 2001, the Company  executed a loan agreement with a bank for a revolving credit facility and two irrevocable  letters of credit issued in conjunction  with the issuance of the Industrial  Revenue Bonds,  totaling
      $4,000,000  and  $3,065,000,  respectively.  In October 2003,  the Company entered into an amended credit agreement whereby the $4,000,000  Revolving
      Credit Loan  Facility was reduced to  $3,500,000  and $500,000 of cash was placed in a cash collateral  account and pledged as additional  collateral against  the  revolving  credit  line.  A portion  of the cash  collateral account,  $250,000  has  been  released  and is  available  for  operating purposes.  At  March  31,  2006 the  Company  maintained  restricted  cash balances of $250,000, which was not available for operating purposes.

      At March 31, 2006 the Company had  utilized  all of the  revolving  credit line. At June 30, 2005, the Company had available  approximately  $275,079 under the revolving credit  facility.  Advances under the revolving credit facility are used for working capital purposes.

      In March 2006,  the Company  entered into an agreement  whereby the credit loan  facility was extended to April 1, 2007.  The Company is current with all its obligations to its bank and on its bonds.  These credit agreements contain  covenants that include the  maintenance  of certain  consolidated fixed debt service coverage ratio, ratio of total consolidated liabilities to consolidated  tangible net worth, and minimum working capital. At March
      31, 2006 the Company had a total  liabilities  to tangible net worth ratio of 4.17,  exceeding  the  covenant  requirement  of 4.0.  The  Company has
      requested  a  waiver  of  this   covenant.   The  Company   satisfied  its
      profitability and working capital covenants.

7.    COLLEGEVILLE INN

      Effective June 27, 2005,  the Company closed the buffet  restaurant at the
      Collegeville  Inn  Conference  &  Training  Center  to make  the  facility available for catered events. Additionally,  the agreement of sale for the land dated September 8, 2004 has been terminated.  As of February 16, 2006 the Company has entered  into a letter of intent for an  agreement of sale for a  minimum  of  $3,200,000.  A formal  agreement  of sale has not been executed while the Company evaluates its strategic alternatives.

8.    OTHER COMPREHENSIVE INCOME (LOSS)

      Based  on  the  Company's  current  activities,   the  only  component  of
      accumulated  other  comprehensive   income  consists  of  changes  in  the
      unrealized gains or losses of marketable securities.  The Company has sold the  securities as March 31, 2006.  The gain of $44,256 has been reflected in Gain on Sale of Securities in the current quarter.

                                         Three months Ended            Nine months End
                                              March 31,                    March 31,
                                        2006           2005          2006           2005
                                      --------       --------      --------       --------
      Beginning balance               $ 20,610       $     --      $  8,240       $     --
      Current period change             39,410             --        60,026             --
      Tax effect                       (15,764)            --       (24,010)            --
                                      --------       --------      --------       --------
      Ending balance                    44,256       $     --        44,256       $     --
                                      ========       ========      ========       ========

      Gain on Sale of Securities       (44,256)            --       (44,256)            --

      Ending Balance                  $     --       $     --           $--       $     --
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

RESULTS OF OPERATIONS

Revenues  for the quarter  ended March 31, 2006 were  $5,515,970,  a decrease of
$1,111,310  or 16.8%  compared to revenues of  $6,627,280  in the  corresponding quarter  last year.  Revenues  for the nine  months  ended  March 31,  2006 were
$17,949,350,  a  decrease  of  $2,057,510  or  10.3%  compared  to  revenues  of
$20,006,860 in the corresponding  quarter last year. The decreases are primarily due to the net impact of revenues from new contracts  versus  revenues from lost contracts,  as well as lower revenue from the Collegeville  Inn.  Effective June
27, 2005,  the Company  closed the buffet  restaurant  at the  Collegeville  Inn
Conference  and  Training  Center to make the  facility  available  for  catered events.

Cost of operations provided for the current quarter was $4,620,058,  compared to
$5,579,198  for similar  expenses  in the same  period last year,  a decrease of
$959,140 or 17.2%.  Cost of operations  for the nine months ended March 31, 2006 were $14,717,270, compared to $16,311,207, a decrease of $1,593,937 or 9.8%. The decreases are primarily due to lower revenues during the period and the expenses associated with those revenues.

Gross profit for the current  quarter was $895,912,  or 16.2% of gross  revenue, compared  to  $1,048,082,  or 15.8% of gross  revenue,  for the same period last year,  a decrease of $152,170 or 14.5%.  Gross  profit for the nine months ended
March 31, 2006 was  $3,232,080 or 18.0% of gross revenue  compared to $3,695,653 or 18.5% of gross  revenue.  The decrease in gross profit is primarily  due to a reduction in revenue.

General and administrative  expenses for the quarter were $1,321,411 or 24.0% of revenue,  compared to  $1,239,134  or 18.7% of revenue for the same quarter last year, an increase of $82,277 or 6.6%.  General and  administrative  expenses for the nine months ended March 31, 2006 were  $3,812,057 or 21.2% of gross revenue, compared to  $3,624,399 or 18.1% of gross revenue for the same period last year, an increase of $187,658 or 5.2%. These increases are due to additional marketing and business development positions,  higher professional fees and travel related expenses  associated with new business.  Salary and payroll related expenses for additional  management  support  personnel also contributed to the increase over the previous period.

The Company entered the quarter with sufficient  provision for doubtful accounts providing  for  potential  non-payments  on  a  specific  customer  and  general unallocated basis. It was determined that no additional provisions were required during the quarter,  versus an increase in the  provision of $30,000  during the quarter  ended March 31,  2005.  Provision  for  doubtful  accounts for the nine months ended March 31, 2006 and 2005 was $60,000 and $135,000, respectively.

Interest  expense for the quarter ended March 31, 2006 was $100,015  compared to
$74,257  for the same  period  last year.  Interest  expense for the nine months ended March 31,  2006 and 2005 was  $284,728  and  $200,819,  respectively.  The increase in interest expense is a result of an increase in interest rates.

For the reasons  stated above,  net loss after taxes for the quarter ended March
31, 2006 was $276,027  compared to $445,892 for the  corresponding  quarter last year.  For the  nine  months  ended  March  31,  2006  and 2005 the net loss was
$619,961 and $703,410, respectively.

Net loss per share for the current  quarter  was $0.10  compared to net loss per share of $0.16 for the same quarter  last year.  Net loss per share for the nine months ended March 31, 2006 and 2005 was $0.22 and $0.25, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 the Company had working capital of $960,636.

OPERATING  ACTIVITIES.  Cash used in operations  for the nine months ended March
31, 2006 was  $2,090,095  compared to $646,808 used by  operations  for the nine months  ended  March 31,  2005.  The  current  period's  activity  is  primarily attributable to operating losses sustained in the current period.

INVESTING  ACTIVITIES.  Investing  activities  provided  $212,380 in cash in the current  quarter  compared  to $4,719 in cash used in the same period last year.
The Company's investing activities are due to the sale of investment  securities and the purchase of property and equipment.

FINANCING ACTIVITIES.  Current quarter financing activities provided $166,732 in cash compared to $78,547 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including  a revolving  credit  facility  of  $3,500,000.  At March 31, 2006 the company had utilized all of the  revolving  credit line.  At June 30, 2005,  the
Company  had  available  approximately  $275,079  under  the  revolving  credit.
Advances under the revolving credit are used for working capital  purposes.  The
Company has pledged a $250,000  Certificate of Deposit as additional  collateral against  the  revolving  line of  credit.  The  Company  issued  two  series  of
Industrial Bonds totaling  $3,560,548 in December 1996. The outstanding  balance on the bonds was  $2,380,000  and  $2,530,000  as of March 31, 2006 and June 30,
2005 respectively.  In March 2006, the Company entered into an agreement whereby the credit loan  facility was extended to April 1, 2007.  The Company is current with  all its  obligations  to its bank  and on its  bonds,  but has not met all financial covenants in its loan documents.

                                       11

================================================================================================================
                                                             Payment Due By Period
                                 ===============================================================================
                                                   Less than 1
    Contractual Obligations           Total            year        2 - 3 years     4 - 5 years    After 5 years
================================================================================================================
Long-Term Debt  *                  $5,879,922        150,000        3,834,922         370,000       1,525,000
================================================================================================================
Operating Leases                       41,665         33,909            7,756              --              --
================================================================================================================
Total Contractual Cash
Obligations                        $5,921,587       $183,909       $3,842,678       $ 370,000       $1,525,000
================================================================================================================

*     Long-Term  Debt  includes  the  $3,500,000   outstanding  balance  on  the
      revolving credit facility.

================================================================================================================
                                                                  Amount of Commitment Expiration
                                                                             Per Period
                                                    ============================================================
     Other Commercial           Total Amounts         Less than 1
       Commitments                Committed               year        1 - 3 years     4 - 5 years   Over 5 years
================================================================================================================
Lines of Credit                  $3,500,000           $       --       $3,500,000     $       --     $       --
================================================================================================================
Standby Letter of Credit          3,065,000                   --        3,065,000             --             --
================================================================================================================
Total Commercial
Commitments                      $6,565,000           $       --       $6,565,000     $       --     $       --
================================================================================================================

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarters  ending  March 31, 2006,  December 31, 2005 or
September 30, 2005; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of March 31,  2006 and June 30, 2005 the Company  maintained  a deferred  tax asset of $1,890,709 and $1,456,114 respectively.  The Company has not provided a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

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

Item 1A.    Risk Factors                                         Not applicable

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

Date: May 15, 2006

