Form 10-K
period 2006-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2006-10-20
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE  ACT OF 1934 (Fee  required)
          For Fiscal  year ended June 30, 2006
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

                            (Cover Page 1 of 3 Pages)

                  Indicate  by  checkmark  if  the  registrant  is a  well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  YES                  NO         X
                       -----------         --------------

                  Indicate by  checkmark  if the  registrant  is not required to file  reports  pursuant to Section 13 or Section 15 (2) of the
                  Act.

                  YES                  NO         X
                       -----------         --------------

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

                  Indicate  by  checkmark  whether  the  registrant  is a  large accelerated  filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

                  LARGE ACCELERATED FILER [_] ACCELERATED FILER [_] NON-ACCELERATED FILER [X]

                  Indicate  by  checkmark  whether  the  registrant  is a  shell company (as defined in Rule 12b-2 of the Exchange Act).

                  YES                  NO         X
                       -----------         --------------

                  The  aggregate  market  value of voting  stock (Class A Common
                  Stock, no par value) held by  non-affiliates of the Registrant as of June 30, 2006 was approximately $351,397.

                  Indicate  the  number  of  shares  outstanding  of each of the issuer's classes of common stock, as of the latest practicable date:  At August 25,  2006,  there was  outstanding  2,747,000 shares of the Registrant's Class A Common Stock, no par value, and 100,000 shares of the  Registrant's  Class B Common Stock, no par value.

                            (Cover Page 2 of 3 Pages)

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

                            (Cover Page 3 of 3 Pages)

PART I

ITEM 1 - BUSINESS

GENERAL

Nutrition  Management  Services  Company  (the  "Company"  or the  "Registrant")
provides food,  facilities  operations and housekeeping  management  services to continuing care facilities, hospitals, retirement communities and schools.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note O on page F-20 of the Consolidated Financial Statements.

DESCRIPTION OF SERVICES

The Company  provides  contract food,  facilities  operations  and  housekeeping services to continuing care facilities,  hospitals,  retirement  communities and schools.  The  Company  provides  complete  management  and  supervision  of the dietary,  facilities and  housekeeping  operations in its customers'  facilities through the use of on-site management staff, quality and cost-control  programs, and training and education of dietary staff. The Company's operational districts are supported by Regional Managers, District Managers, Registered Dietitians and
Quality Assurance staff.

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

The  Company's  services  are  marketed  at the  corporate  level  by its  Chief
Executive Officer,  its President,  and its Operating  Personnel.  The Company's
services are marketed  primarily through  in-person  solicitation of facilities.
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

SERVICE AGREEMENTS

The Company provides its services under several different financial arrangements including  a fee basis and  guaranteed  rate  basis.  As of June 30,  2006,  the
Company provided  services under various service  agreements at forty-seven (47)
facilities. At certain of these facilities, the Company has contracts to provide vending  services  and  housekeeping  services in  addition  to the  contract to provide  food  services.  Most of these  contracts  have one year  terms and are automatically  renewable  at the  end  of  each  service  year.  The  agreements generally  provide that either party may cancel the  agreement  upon ninety (90)
days written notice.

In consideration  for providing its services,  the Company expects to be paid by its clients in accordance  with the credit terms agreed upon which range from 30 days to 90 days.

MAJOR CUSTOMER

The  Company's  Food  Service  Management  Segment had sales to three  customers representing  approximately the following percentage of total revenues,  for the years ended June 30, 2006, 2005, and 2004, respectively:

                                    Years Ending June 30,
                                    ---------------------
                                    2006    2005     2004
                                    ----    ----     ----
Customer A                          34%     29%      28%
Customer B                          14%     21%      20%
Customer C                          10%     11%       8%

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

EMPLOYEES

At June 30, 2006, the Company employed a total of  approximately  250 employees.
Approximately  137 of those  employees serve in various  executive,  management, administrative,  quality  assurance  and sales  capacities.  The  remaining  113 employees are primarily dietary and housekeeping workers. Approximately 80 (71%)
of the Company's  dietary and  housekeeping  workers are covered by a collective bargaining agreement. The Company's collective bargaining agreement commenced in

2003 and ended in August 2006. The Company is currently involved in negotiations to enter into a new collective  bargaining  agreement,  although there can be no assurance that a new collective  bargaining  agreement will be entered into. The
Company makes  contributions  to the union's  benefits  funds as required by the collective  bargaining  agreement.  The Company considers its relationships with its employees and unions to be satisfactory.

PURCHASING

For the years  ended June 30,  2006,  2005 and 2004,  respectively,  the Company purchased the following  percentages of its food and non-food  products from two vendors:

                                    Years Ended June 30,
                                    --------------------
                                     2006    2005     2004
                                    -----    ----     ----
                Vendor A:            38%      45%      40%
                Vendor B:            19%      19%      18%

While the Company maintains a good relationship with these vendors, in the event of a  disruption  in  the  Company's  relationship  with  these  vendors  or any disruption in the vendors' business, the Company has alternate sources of supply for its food and non-food products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable.

ITEM 1A - RISK FACTORS

Investors  should be aware of several  risks  before  investing  in the  Company including  but not limited to (i) the Company had a net loss of $820,442 for the fiscal year ended June 30, 2006,  (ii) the  Company's  revenues  decreased  from
$26,602,161  for fiscal year ended June 30, 2005 to  $23,366,435  for the fiscal year ended June 30,  2006,  (iii) the Company had working  capital of 687,123 at
June 30, 2006 as compared to working  capital of  $1,581,159  at June 30,  2005,
(iv) the Company was not in compliance  with certain of its covenants  under its
Loan  Facility,  (v) the  Company's  Class A Common  stock is traded on the Pink
Sheets and hence  there is limited  liquidity  of the  Company's  Class A Common
Stock,  (vi) the Company has never paid any  dividends  and its credit  facility prohibits  it from  paying any cash  dividends,  and (vii) the  Company's  Chief
Executive  Officer  is the  holder of in excess of 70% of the  Company's  voting stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company is unaware of any unresolved staff comments.

ITEM 2 - PROPERTIES

The  Company  leases  its  corporate  offices,  located at 725  Kimberton  Road,
Kimberton,  Pennsylvania, which consists of approximately 8,500 square feet from
Ocean 7, Inc., a corporation  controlled by the Chief  Executive  Officer of the
Company.  Currently  the  lease  is on a  month-to-month  lease  based  on terms generally similar to those prevailing to unrelated parties.

During the three years ended June 30, 2006,  2005 and 2004, the Company paid the related  party  entity rent in the amounts of $261,165,  $259,758 and  $261,766, respectively.  The  Company  leases  an  apartment  from  the  same  company  to accommodate visiting clients and employees.

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

ITEM 3 - LEGAL PROCEEDINGS

On February  7, 2001,  the Company  filed a suit  against a major  client in the
Court of Common Pleas of Chester County,  Pennsylvania,  which was  subsequently removed  to the  United  States  District  Court  for the  Eastern  District  of
Pennsylvania.  On February 25,  2005,  judgment was entered on a jury verdict in favor of the Company,  in the amount of  $2,500,000  for damages  related to its claims, including breach of contract and contractual interference.  The client's counterclaim was dismissed by the judge.  The Company filed a post-trial  motion to amend the judgment to add prejudgment  interest.  On June 1, 2006 this motion was  denied.  For the year ended June 30,  2005,  the jury award is  reported as
Other Income, net of legal fees and related expenses in the amount of $378,762.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

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

         Fiscal 2006                 High               Low
         ------------------          ----               ---
         Fourth Quarter              $0.45             $0.40
         Third Quarter                0.43              0.35
         Second Quarter               0.65              0.35
         First Quarter                0.55              0.37

         Fiscal 2005                 High               Low
         ------------------          ----               ---
         Fourth Quarter              $0.40             $0.33
         Third Quarter                0.35              0.31
         Second Quarter               0.58              0.27
         First Quarter                0.75              0.58

The  prices   presented  are  bid  prices,   which   represent   prices  between
broker-dealers  and  do  not  include  retail  mark-ups  and  mark-downs  or any commission  to the  broker-dealer.  The above  prices do not  reflect  prices in actual transactions.

HOLDERS

As of August 25, 2006, there were approximately  forty (40) holders of record of the Class A Common Stock.

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

                                                                                Years Ended June 30
                                                                                -------------------
                                                           2006            2005            2004            2003            2002
                                                           ----            ----            ----            ----            ----

Revenue                                                $ 23,366,435    $ 26,602,161    $ 27,999,905    $ 27,306,030    $ 29,906,631
Gross profit                                              4,273,467       4,914,568       5,257,520       4,621,590       6,223,884
Loss from Operations                                     (1,151,505)       (770,800)       (856,851)     (1,099,435)        (86,087)
Other income/(expense)                                     (198,203)      1,854,038        (195,283)       (217,393)       (290,616)
Net income/(loss)                                          (820,442)        775,657        (850,434)       (819,441)       (286,724)

Per share of common stock (basic and diluted):
Net income/(loss)                                      $      (0.29)   $       0.27    $      (0.30)   $      (0.29)   $      (0.10)
                                                       ============    ============    ============    ============    ============

Weighted average common shares
outstanding (basic and diluted)                           2,847,000       2,847,000       2,847,000       2,847,000       2,847,000
                                                       ============    ============    ============    ============    ============

                                                                                    As of June 30
                                                                                    -------------
                                                           2006            2005            2004            2003            2002
                                                           ----            ----            ----            ----            ----
Working capital                                        $    687,123    $  1,581,159    $    226,441    $  1,726,474    $  2,923,148
Total assets                                             13,967,438      16,190,634      14,279,295      15,142,714      17,352,016
Long-term debt                                            5,714,922       5,604,921       5,376,922       5,339,343       6,273,998
Stockholders' equity                                      4,584,898       5,413,580       4,629,683       5,480,117       6,299,558

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

RESULT OF OPERATIONS YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

Revenues for the year ended June 30, 2006 ("Fiscal  2006") were  $23,366,435,  a decrease of $3,235,726 or 12.2% compared to revenues of $26,602,161 for the year ended June 30, 2005 ("Fiscal  2005").  This decrease is primarily due to the net impact of revenues from new  contracts  versus  revenues from lost  contracts as well as lower revenues from the  Collegeville  Inn.  Effective June 27, 2005 the
Company closed the buffet  restaurant at  Collegeville  Inn to make the facility available for catered events.

Cost of operations  for Fiscal 2006 was  $19,092,968  compared to $21,687,593 in
Fiscal  2005,  a decrease  of  $2,594,625  or 12.0%.  This  decrease in costs of operations  is  primarily  related to lower  revenues  during the period and the expenses associated with those revenues.

Gross  profit for Fiscal 2006 was  $4,273,467  or 18.3% of revenue,  compared to
$4,914,568  or 18.5% of revenue in Fiscal 2005, a decrease of $641,101 or 13.0%.
The decrease in gross profit is due to the net impact of new  contracts and lost contracts,  which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative  expenses for Fiscal 2006 were $4,965,732 or 21.3% of revenue, compared to $4,943,466 or 18.6% of revenue for Fiscal 2005, an increase of $22,265 or 0.1%. These increases are due to additional marketing and business development  positions,  higher  professional  fees and travel related  expenses associated with new business. Salary and payroll related expenses for additional management  support personnel also contributed to the increase over the previous year.

Depreciation and amortization for Fiscal 2006 was $399,240, compared to $576,902 for Fiscal 2005.

Provision for doubtful accounts for Fiscal 2006 was $60,000 compared to $165,000 for  Fiscal  2005.  The  decrease  is due to the  Company  having  a  sufficient provision  providing  for  potential  non-payments  on a specific  customer  and general  unallocated  basis. The provision for doubtful  accounts  represents an estimate of amounts considered  uncollectible  based on specifically  identified amounts that we believe to be based on historical collection experience, adverse situations  that may  affect  the  customers  ability  to repay  and  prevailing economic  conditions.  As a result there was no additional provision provided in the third or fourth quarter of Fiscal 2006.

Loss from operations for Fiscal 2006 was $1,151,505 or 4.9% of revenue  compared to  $770,800  or 2.9% of revenue  for Fiscal  2005,  an  increase of $380,704 or
49.4%.  This increase in loss from operations is due to the decrease in revenues and gross profit resulting from the impact of new and lost contracts.

Interest  expense for Fiscal 2006 was  $404,494 or 1.7% of revenue,  compared to
$279,245 or 1.0% of revenue for Fiscal 2005.  This  increase is primarily due to the continued rise in interest rates in Fiscal 2006.

Other income for Fiscal 2006 was  $128,276 or .6% of revenues  compared to other expense of $2,121,238  or 8.0% of revenue for Fiscal 2005.  Fiscal 2006 includes the gain on sale of securities  sold in the third quarter of 2006 as well as the receipt of funds for the  Company  granting  an  easement  on  Collegeville  Inn property.  Fiscal 2005 includes the receipt of the proceeds from the  successful resolution of the litigation as detailed in Item 3-Legal  Proceedings.  The jury award of $2,500,000 is reflected net of legal and related expenses in the amount of $378,762.

For the reasons  stated above,  net loss before income taxes for Fiscal 2006 was
$1,349,708  or 5.8% of  revenue  compared  to  income  before  income  taxes  of
$1,083,238 or 4.1% of revenue for Fiscal 2005.

The net loss for Fiscal  2006 was  $820,442  or 0.29 per share  compared  to net income of $775,657 or $0.27 per share for Fiscal 2005.

RESULT OF OPERATIONS YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

Revenues for the year ended June 30, 2005 ("Fiscal  2005") were  $26,602,161,  a decrease of $1,397,744 or 5.0% compared to revenues of $27,999,905  for the year ended June 30, 2004 ("Fiscal  2004").  This decrease is primarily due to the net impact of revenues from new contracts versus revenues from lost contracts.

Cost of operations  for Fiscal 2005 was  $21,687,593  compared to $22,742,385 in
Fiscal  2004,  a decrease  of  $1,054,792  or 4.6%.  This  decrease  in costs of operations is related to the decrease in revenues during the period.

Gross  profit for Fiscal 2005 was  $4,914,568  or 18.4% of revenue,  compared to
$5,257,520  or 18.8% of revenue in Fiscal  2004, a decrease of $342,952 or 6.5%.
The decrease in gross profit is due to the net impact of new  contracts and lost contracts,  which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative  expenses for Fiscal 2005 were $4,943,467 or 18.6% of revenue, compared to $4,909,172 or 17.5% of revenue for Fiscal 2004, an increase of  $34,295  or  0.7%.  The  increase  is  due to  higher  expenses  related  to professional  fees and  insurance,  offset by lower payroll and payroll  related costs.

Depreciation and amortization for Fiscal 2005 was $576,902, compared to $620,199 for Fiscal 2004.

Provision  for  doubtful  accounts  for Fiscal  2005 was  $165,000  compared  to
$585,000 for Fiscal 2004.  The decrease is due the Company's  decision in Fiscal
2004 to increase the  provision  for doubtful  accounts  with respect to certain delinquent customers.

Loss from operations for Fiscal 2005 was $770,800 or 2.9% of revenue compared to
$856,851  or 3.1% of revenue  for Fiscal  2004,  a decrease of $86,050 or 10.0%.
This improvement over Fiscal 2004 is due to lower  depreciation  expense and bad debt expense, as well as certain operating efficiencies.

Interest  expense for Fiscal 2005 was  $279,245 or 1.0% of revenue,  compared to
$186,699 or 0.7% of revenue for Fiscal 2004.  This  increase is primarily due to an increase in interest rates in Fiscal 2005.

Other  income for Fiscal 2005 was  $2,121,238  or 8.0 % of revenues  compared to other expense of $18,148 or 0.0% of revenue for Fiscal 2004. The increase is due to the Company's  receipt of the proceeds  from the  successful  resolution  the litigation as detailed in Item 3-Legal Proceedings. The jury award of $2,500,000 is reflected net of legal and related expenses in the amount of $378,762.

For the reasons  stated  above,  income  before income taxes for Fiscal 2005 was
$1,083,238  or 4.1%  of  revenue  compared  to a loss  before  income  taxes  of
$1,052,134 or 3.8% of revenue for Fiscal 2004.

The net income for Fiscal 2005 was  $775,657  or 0.27 per share  compared to net loss of $850,434 or $0.30 per share for Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's  requirement  for capital is to fund (i) sales  growth,  (ii) food
purchases  and  wage  costs  at  certain   facilities  in  advance  of  customer
reimbursement,  and (iii)  financing  for  acquisitions.  Our primary  source of financing during 2006 and 2005 was cash flow from operations.

At June 30,  2006,  the Company  had working  capital of $687,123 as compared to working capital of $1,581,159 at June 30, 2005. This decrease in working capital is  primarily  attributable  to the  reduction  of accounts  payable and accrued expenses as well as the current  operating  losses.  Cash used by operations for
Fiscal 2006 was  $1,614,930,  compared to $1,868,859  provided by operations for
Fiscal  2005.  Fiscal  2005  includes  the  Company's  receipt of the jury award related to the  successful  resolution of the  litigation  discussed in Item 3 -
Legal Proceedings.

Investing  activities  provided  $213,881 in cash during Fiscal 2006 compared to
$4,313 in cash used during  Fiscal 2005.  Investing  activities  for Fiscal 2006 include  capital  expenditures  in the  amount of $46,685 as well as the sale of marketable  securities  of $249,577.  During Fiscal 2006,  financing  activities provided $125,000 in cash,  primarily due to proceeds from the Company's line of credit, compared to $78,547 provided during Fiscal 2005.

The Company has certain  credit  facilities  with its bank including a revolving credit of $3,500,000.  At June 30, 2006, the Company had $3,500,000  outstanding under its revolving  credit.  The Company has pledged a $250,000  Certificate of
Deposit as  additional  collateral  against the  revolving  line of credit.  The
Company issued two series of Industrial  Bonds  totaling  $3,560,548 in December
1996. The  outstanding  balance on the bonds was $2,380,000 as of June 30, 2006.
In October,  2006, the Company entered into an agreement whereby the credit loan facility was extended to July 1, 2007.

The Loan Facility contains certain covenants that include maintenance of certain financial  ratios,  maintenance of minimum levels of working  capital as well as affirmative  and  negative  covenants.  At June 30,  2006 the Company was not in compliance  with its bank  covenants.  While not waiving  these  covenants,  the
Company and the bank reached an  agreement  on October 15, 2006 which  maintains the  revolving  credit  line in place to July 1, 2007.  The  Company  intends to replace or retire this debt prior to that date.

                                                    Payment Due By Period
                           ----------------------------------------------------------------------
                                          Less than 1
Contractual Obligations      Total           year      2 - 3 years    4 - 5 years   After 5 years
                             -----           ----      -----------    -----------   -------------
Long-Term Debt  *          $5,879,922     $  165,000   $3,849,922     $ 390,000       $1,475,000
Operating Leases           $   28,350     $   23,485   $    4,865           --               --
Total Contractual Cash
Obligations                $5,908,272     $  188,485   $3,854,787     $ 390,000       $1,475,000
                           ==========     ==========   ==========     =========       ==========

* Long-Term  Debt includes the $3,499,922  outstanding  balance on the revolving credit facility.

                                               Amount of Commitment Expiration
                                                      Per Period
                                  -----------------------------------------------------
  Other
Commercial        Total Amounts   Less than 1
Commitments         Committed        year      1 - 3 years   4 - 5 Years   Over 5 Years
-----------         ---------        ----      -----------   -----------   ------------

Lines of Credit    $3,500,000     $3,500,000   $     --      $    --       $    --

Standby Letter
of Credit          $3,065,000           --     $3,065,000         --            --
Total Commercial
Commitments        $6,565,000     $3,500,000   $3,065,000         --            --
                   ==========     ==========   ==========    ===========   =============

Based upon its present  plans,  management  believes that  operating  cash flow, available  cash  and  available  credit  resources  will  be  adequate  to  make repayments of indebtedness  described  herein,  to meet the working capital cash needs of the Company and to meet anticipated  capital  expenditure  needs during the twelve months ending June 2007.

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

In an effort to extend its current bank debt, the Company may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate  need for additional  capital at that time. Any additional  funding may result in significant  dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. The Company may
also  need   additional   funding  earlier  than   anticipated,   and  its  cash
requirements,  in  general,  may vary  materially  from those now  planned,  for reasons  including,  but not limited to,  competitive  advances  and higher than anticipated expenses and lower than anticipated revenues from operations.

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

In  December  2004,  the FASB issued SFAS No. 123  (Revised  2005)  "SHARE-BASED
PAYMENT."  The  statement  requires  that  the  compensation  cost  relating  to share-based  payment  transactions be recognized in financial  statements.  That cost  will be  measured  based on the  fair  value of the  equity  or  liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans,  performance-based awards,  share  appreciation  rights,  and employee  share purchase  plans.  The
Company was required to adopt SFAS 123 (R) as of July 1, 2005.

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

REVENUE RECOGNITION

Revenue  is  generated  primarily  from  fees for food  service  management  and facilities management at continuing care and health care facilities, schools and the Collegeville Inn Conference and Training Center.  Revenue is recognized when services  are  performed.  Ongoing  assessments  of  the  credit  worthiness  of customers  provide the  Company  reasonable  assurance  of  collectibility  upon performance of services.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment loss for the fiscal year ended June 30, 2006;  however,  there can be no assurance  that the Company  will not  recognize  an  impairment  loss on its long-lived assets in future periods.

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

As of June 30, 2006 and 2005,  the Company  maintained  a deferred  tax asset of
$2,004,333  and  $1,456,114,  respectively.  The  Company  has  not  provided  a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

EMPLOYMENT CONTRACTS

For the fiscal years ended June 30, 2006,  2005 and 2004 the Company paid a base salary of $333,727,  $335,768 and $326,542 to Joseph Roberts, Chairman and Chief
Executive  Officer  and  $237,846,  $236,324  and  $228,864  to  Kathleen  Hill,
President and Chief Operating Officer,  respectively.  The Company currently has no  employment  contracts  with  either  of such  individuals,  as all  previous employment contracts with such individuals  expired. The Compensation  Committee of the Board of Directors is currently  engaged in discussions  with Mr. Roberts and Ms. Hill with respect to their  compensation for the fiscal year ending June
30, 2007.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

It should be noted that the Company had been advised by BDO Seidman LLP that the
Company should not have included the  independent  audit report prepared by such firm for the fiscal  years ended June 30, 2004 and June 30,2003 in the Form 10-K for the fiscal year ended June 30, 2005.  As a result,  the Company filed a Form
8-K on October  11, 2005 under Item 4.02 -  Non-Reliance  on  Previously  Issued
Financial  Statements or a Related  Audited Report or Completed  Interim Review.
Management  believes its  disclosure  controls  and  procedures  are  effective, despite the filing of this Form 8-K because a) the date of the audit report from the previous  auditors was not changed from the report included in the Company's
Form 10-K for the fiscal  year ended June 30,  2004 and b) the  Company  was not aware of any  information  which would  change the  information  included in the audit  for the  fiscal  year  ended  June 30,  2004.  Management  took the steps necessary to ensure a re-audit for the Fiscal Years ended June 30, 2004 and June
30, 2003 and accordingly engaged Moore Stephens, P.C. to conduct the re-audit.
Such re-audit is included in the Financial Statements which are being filed with this Form 10-K/A. Such re-audited Financial Statements did not change any of the information which had been included in the independent audit by BDO Seidman, LLP for the Fiscal Years ended June 30, 2004 and June 30, 2005.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Shareholders  under the caption  "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Shareholders  under the caption  "Executive  Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2006 Annual Meeting of Shareholders  under the caption "Security  Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This  information  will be contained in the Proxy  Statements of the Company for the 2006 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Moore Stephens,  P.C.  ("Moore  Stephens")  served as the
Company's  independent  registered  public  accounting firm for the fiscal years ended June 30, 2006 and 2005, respectively.  Such firm has no other relationship to the Company or its affiliates.

AUDIT FEES

Moore  Stephens  billed the  Company  $45,000  for audit fees for the  Company's annual consolidated financial statements for the fiscal year ended June 30, 2006 and $40,000 for fiscal year ended June 30,  2005.  BDO  Seidman,  LLP billed the
Company $53,000 for audit fees for the Company's annual  consolidated  financial statements for fiscal year ended June 30, 2004.

AUDIT RELATED FEES

Moore  Stephens  billed the Company  $15,000 for audit related  services for the fiscal  year ended June 30, 2006 and $12,000  for June 30,  2005.  In  addition,
Moore  Stephens  billed the  Company  $18,500 for the audit of fiscal year ended
June 30, 2004 and 2003. BDO Seidman,  LLP did not bill the Company for any audit related services for fiscal year ended June 30, 2004.

TAX FEES

Moore  Stephens  billed the Company  $12,000 for tax services  during the fiscal year ended June 30, 2006 and  $11,900  for the fiscal year ended June 30,  2005.
BDO  Seidman,  LLP did not bill the Company for any tax services for fiscal year ended June 30, 2004.

ALL OTHER FEES
Moore Stephens did not bill the Company for any other professional  services for the fiscal years ended June 30, 2006 and 2005,  respectively.  BDO Seidman,  LLP did not bill the Company for any other fees for fiscal year ended June 30, 2004.

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

All of the  engagements  and fees for the  Company's  fiscal year ended June 30,
2006 were approved by the Audit Committee.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)1.     Consolidated Financial Statements

          Reports of Independent Registered Public Accounting Firm           F-2

          Consolidated Balance Sheets as of June 30, 2006 and 2005           F-3

          Consolidated Statements of Operations for the
          Years Ended June 30, 2006, 2005 and 2004                           F-4

          Consolidated Statements of Stockholders' Equity for the
          Years Ended June 30, 2006, 2005 and 2004                           F-5

          Consolidated Statements of Cash Flows for the
          Years Ended June 30, 2006, 2005 and 2004                           F-6

          Notes to Consolidated Financial Statements                 F-7 to F-20

          Schedule of Valuation Accounts                                    F-21

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

10.19    Fourth  Amendment  to  Revolving  Credit  Note  between the Company and
         Wilmington Trust of Pennsylvania  (Incorporated by reference to exhibit
         10.19, annual report on Form 10-K filed on September 28, 2005).

10.20    Ninth  Amendment to Loan  Agreement  between the Company and Wilmington
         Trust of  Pennsylvania  (Incorporated  by reference  to exhibit  10.20, annual report on Form 10-K filed on September 28, 2005).

10.21    Guaranty and Suretyship of Joseph V. Roberts (Incorporated by reference to exhibit  10.21,  annual  report on Form 10-K filed on September  28,
         2005).

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

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
---------------------------------
Joseph V. Roberts,
Chief Executive Officer and Director

Date:  October 20, 2006

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934,  as
amended,  this annual report has been signed by the following  persons on behalf of the registrant and in the capacities indicated as of October 20, 2006

/s/ Joseph V. Roberts                 /s/ Kathleen A. Hill
------------------------------        ---------------------------------------
Joseph V. Roberts, Chief              Kathleen A. Hill, President and
Executive Officer and Director        Director
(Principal Financial Officer)

/s/ Richard Kresky                    /s/ Samuel R. Shipley
------------------------------        ---------------------------------------
Richard Kresky, Director              Samuel R. Shipley, Director

/s/ Michael M. Gosman                 /s/ Michelle L. Roberts-O'Donnell
------------------------------        ---------------------------------------
Michael M. Gosman, Director           Michelle L. Roberts-O'Donnell, Director

/s/ Jane Scaccetti
------------------------------
Jane Scaccetti, Director

FINANCIAL STATEMENTS AND REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS
NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
JUNE 30, 2006, 2005 AND 2004

                                TABLE OF CONTENTS

                                                                        PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                          F-2

CONSOLIDATED BALANCE SHEETS                                              F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 to F-20

SUPPLEMENTAL INFORMATION

         SCHEDULE OF VALUATION ACCOUNTS                                  F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
   Nutrition Management Services Company and Subsidiaries
   Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balance  sheets of  Nutrition
Management  Services  Company and Subsidiaries as of June 30, 2006 and 2005, and
the related  consolidated  statements of operations,  stockholders'  equity, and cash flows for each of the years in the three year period  ended June 30,  2006.
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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
Nutrition  Management  Services Company and Subsidiaries as of June 30, 2006 and
2005, and the consolidated  results of their operations and their cash flows for each of the years in the three year period  ended June 30, 2006,  in  conformity with U.S. generally accepted accounting principles.

Also, in our opinion,  the schedule presents fairly,  in all material  respects, the information set forth therein.

                                        /s/ MOORE STEPHENS, P. C.
                                        ---------------------------------
                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants.

Cranford, New Jersey
September 8, 2006

                                       F-2

                        Nutrition Management Services Company and Subsidiaries
                                      CONSOLIDATED BALANCE SHEETS
                                               June 30,

                                                                  2006                      2005
                                                              ------------              ------------
Current assets
  Cash and cash equivalents                                   $  1,613,567              $  2,889,616
  Marketable securities                                               --                     213,561
  Accounts receivable (net of allowance for
    doubtful accounts of $964,188 and
    $958,702 in 2006 and 2005, respectively)                     2,329,601                 3,063,514
  Inventory                                                        142,220                   128,949
  Prepaid and other                                                269,353                   413,922
  Income tax refund                                                   --                      43,730
                                                              ------------              ------------
    Total current assets                                         4,354,741                 6,753,292
                                                              ------------              ------------

Property and equipment - net                                     6,637,073                 6,989,627
                                                              ------------              ------------
Other assets
  Restricted cash                                                  250,000                   250,000
  Note receivable                                                  134,865                   129,702
  Advances to officers                                             423,294                   434,283
  Deferred income taxes                                          2,004,333                 1,456,114
  Bond issue costs (net of accumulated
    amortization of $139,597 and $125,029 in
    2006 and 2005, respectively)                                   151,731                   166,295
  Other assets                                                      11,401                    11,321
                                                              ------------              ------------
    Total other assets                                           2,975,624                 2,447,715
                                                              ------------              ------------
    Total assets                                              $ 13,967,438              $ 16,190,634
                                                              ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                           $    165,000              $    150,000
  Current portion of line of credit                                   --                        --
  Accounts payable                                               2,998,049                 3,991,267
  Accrued expenses                                                 213,883                   698,357
  Accrued payroll                                                  226,611                   257,319
  Other                                                             64,075                    75,190
                                                              ------------              ------------
    Total current liabilities                                    3,667,618                 5,172,133
                                                              ------------              ------------

Long-term liabilities
  Long-term debt - net of current portion                        5,714,922                 5,604,921
                                                              ------------              ------------
    Total long-term liabilities                                  5,714,922                 5,604,921
                                                              ------------              ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock - no par, 2,000,000
    shares  authorized,  none  issued  and
    outstanding
  Common stock
    Class A - no  par, 10,000,000 shares authorized;
      3,000,000 issued, 2,747,000 outstanding                    3,801,926                 3,801,926
    Class B - no par, 100,000 shares authorized;
      100,000 shares issued and outstanding                             48                        48
  Accumulated other comprehensive income (net of tax)                 --                       8,240
  Retained earnings                                              1,282,487                 2,102,929
                                                              ------------              ------------
                                                                 5,084,461                 5,913,143
Less treasury stock - (common - Class A:
  253,000 shares - at cost )                                      (499,563)                 (499,563)
                                                              ------------              ------------
    Total stockholders' equity                                   4,584,898                 5,413,580
                                                              ------------              ------------
    Total liabilities and stockholders' equity                $ 13,967,438              $ 16,190,634
                                                              ============              ============

                    The accompanying notes are an integral part of these statements
                                                  F-3

             Nutrition Management Services Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               Year ended June 30,

                                       2006            2005            2004
                                   ------------    ------------    ------------
Food service revenue               $ 23,366,435    $ 26,602,161    $ 27,999,905

Cost of operations
  Payroll and related expenses        9,540,157      10,789,982      11,178,474
  Other costs of operations           9,552,811      10,897,611      11,563,911
                                   ------------    ------------    ------------

  Cost of operations                 19,092,968      21,687,593      22,742,385
                                   ------------    ------------    ------------

Gross profit                          4,273,467       4,914,568       5,257,520
                                   ------------    ------------    ------------

Expenses
  General and administrative          4,965,732       4,943,466       4,909,172
    expenses
  Depreciation and amortization         399,240         576,902         620,199
  Provision for doubtful accounts        60,000         165,000         585,000
                                   ------------    ------------    ------------

  Total Expenses                      5,424,972       5,685,369       6,114,371
                                   ------------    ------------    ------------

  Loss from operations               (1,151,505)       (770,800)       (856,851)
                                   ------------    ------------    ------------

Other income/(expense)
  Interest expense                     (404,494)       (279,245)       (186,699)
  Interest income                        78,015          12,045           9,564
  Gain on Sale of Securities             44,256            --              --
  Other                                  84,020       2,121,238         (18,148)
                                   ------------    ------------    ------------

  Other income/(expense) - net         (198,203)      1,854,038        (195,283)
                                   ------------    ------------    ------------

(Loss)/income before income
  taxes                              (1,349,708)      1,083,238      (1,052,134)

Income tax (benefit)/expense           (529,266)        307,580        (201,700)
                                   ------------    ------------    ------------

Net (loss)/income                      (820,442)        775,657        (850,434)

Other comprehensive income/(loss)
  (net of tax):
  Unrealized holding gains/(losses)
    arising during period                  --             8,240            --
  Less: Reclassification
    adjustment for realized gains
    included in net income                 --              --              --
                                   ------------    ------------    ------------

  Total other comprehensive income         --             8,240            --
                                   ------------    ------------    ------------

Comprehensive income/(loss)        $   (820,442)   $    783,897    $   (850,434)
                                   ============    ============    ============

Net income/(loss) per share -
  basic and diluted                $      (0.29)   $        .27    $      (0.30)
                                   ============    ============    ============

Weighted average number of
shares - basic and diluted            2,847,000       2,847,000       2,847,000
                                   ============    ============    ============

         The accompanying notes are an integral part of these statements
                                       F-4

                                           Nutrition Management Services Company and Subsidiaries
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  For the three years ended June 30, 2005

                      Class A Common Stock      Class B Common Stock                                  Treasury Stock
                      --------------------      --------------------                                  --------------

                                                                                Accumulated
                                                                                   Other                                   Total
                  Number of               Number of                Retained    Comprehensive   Number of               Stockholders'
                   Shares      Amount      Shares     Amount       Earnings        Income       Shares     Amount          Equity
                  ------------------------------------------------------------------------------------------------------------------
Balance-June
  30, 2003       2,747,000    3,801,926    100,000           48    2,177,706         --        (253,000)     (499,563)   5,480,117

Net loss              --           --         --           --       (850,434)        --            --            --       (850,434)
               -----------  -----------    -------  -----------  -----------  -----------      --------   -----------    ---------
Balance June
  30, 2004       2,747,000    3,801,926    100,000           48    1,327,272         --        (253,000)     (499,563)   4,629,683

Net Income            --           --         --           --        775,657         --            --            --        775,657
Other
Comprehensive
Income                --           --         --           --           --          8,240          --            --          8,240
               -----------  -----------    -------  -----------  -----------  -----------      --------   -----------    ---------
Balance-June
   30,2005     $ 2,747,000  $ 3,801,926    100,000  $        48  $ 2,102,929  $     8,240      (253,000)  $  (499,563)   5,413,580
Other
Comprehensive
Income                --           --         --           --           --         (8,240)         --            --         (8,240)
Net loss              --           --         --           --       (820,442)        --            --            --       (820,442)
               -----------  -----------    -------  -----------  -----------  -----------      --------   -----------    ---------

Balance-June
  30, 2006     $ 2,747,000  $ 3,801,926    100,000  $        48  $ 1,282,487  $      --        (253,000)  $  (499,563)   4,584,898

                                      The accompanying notes are an integral part of these statements
                                                                    F-5

                                   Nutrition Management Services Company and Subsidiaries
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Year ended June 30,

                                                                         2006                2005                2004
                                                                     -----------         -----------         -----------
Operating activities
Net income/(loss)                                                    $  (820,442)        $   775,657         $  (850,434)
Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities
  Gain on sale of marketable securities                                  (44,256)               --                  --
  Depreciation and amortization                                          399,240             576,902             620,199
  Amortization of bond costs                                              14,564              14,568              14,567
  Provision for bad debts                                                 60,000             165,000             585,000
  (Benefit)/expense for deferred taxes                                  (548,219)            167,727            (201,700)

Changes in assets and liabilities
  Accounts receivable                                                    668,750            (978,026)             14,682
  Inventory                                                              (13,265)             30,232              (3,236)
  Prepaid and other                                                      144,566              48,286             (45,506)
  Income tax refund                                                       43,730              19,618                --
  Accounts payable                                                      (993,217)            687,320             420,451
  Accrued expenses                                                      (484,477)            411,830             (17,229)
  Accrued payroll                                                        (30,708)             35,143             (24,446)
  Other                                                                  (11,196)            (85,398)             42,415
                                                                     -----------         -----------         -----------

    Net cash provided by operating activities                         (1,614,930)          1,868,859             554,763

Investing activities
  Purchase of property and equipment                                     (46,685)             (2,961)            (80,314)
  Purchase of marketable securities                                         --               (38,660)           (202,969)
  Net proceeds of marketable securities                                  249,577              36,308                --
  Repayments by employees and officers                                    10,989               1,000                --
                                                                     -----------         -----------         -----------
    Net cash provided by/(used in) investing activities                  213,881              (4,313)           (283,283)

Financing activities
  Restricted cash                                                           --                  --              (250,000)
  Proceeds from financing                                                238,869                --                  --
  Proceeds from long-term borrowings                                     275,000             436,000           4,225,000
  Repayment of long-term borrowings                                     (150,000)           (203,000)         (4,084,783)
  Repayment of financing                                                (238,869)               --                  --
  Repayment of note payable                                                --               (154,453)           (575,686)
                                                                     -----------         -----------         -----------
    Net cash provided by/(used in) financing activities                  125,000              78,547            (685,469)
                                                                     -----------         -----------         -----------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                  (1,276,049)          1,943,093            (413,989)
Cash and cash equivalents - beginning of year                          2,889,616             946,523           1,360,512
                                                                     -----------         -----------         -----------

Cash and cash equivalents - end of year                              $ 1,613,567         $ 2,889,616         $   946,523
                                                                     ===========         ===========         ===========

Supplemental disclosures of cash flow information

  Cash paid during the years for
    Interest                                                         $   419,416         $   217,764         $   185,000
    Income taxes                                                     $     5,362         $     3,014         $     2,040

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

    3.  MARKETABLE SECURITIES

    The Company classifies its investments in marketable securities as available for sale,  which are  carried at the lower of cost or market  based upon the quoted market prices of those  investments at period end.  Accordingly,  net unrealized  gains  of  $8,240  on  marketable  securities  are  included  in accumulated other comprehensive income as of June 30, 2005. The Company sold the  marketable  securities  during  the third  quarter  of Fiscal  2006 and realized a gain of $44,256.

    As of June 30, 2006 there were no marketable securities.

    During the years ended June 30,  2006,  2005 and 2004,  sales  proceeds  and gross  realized  gains and losses on securities  classified as available for sale were as follows:

                                       2006           2005           2004
                                     --------      ---------      ---------

      Sales proceeds                 $249,577      $  36,308      $    --
                                     ========      =========      =========

      Gross realized gains           $ 44,256      $    --        $    --
                                     ========      =========      =========

      Gross realized losses          $   --        $    --        $    --
                                     ========      =========      =========

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

    5.  INVENTORY

    Inventory,  which consists primarily of food, is stated at the lower of cost
    (first-in,  first-out  method) or market.  The Company records inventory for contracts which require goods to be owned by the Company.  For the remaining customers,  the Company purchases inventory on their behalf and a payable or receivable is recorded for the change in the value of these goods,  which is then  collected  from or paid to  customers.  As of June 30,  2006 and 2005, inventory was $142,220 and $128,949,  respectively.  As of June 30, 2006 and
    2005,   inventory   receivable   from  customers  was  $11,445  and  $19,324
    respectively,  while  inventory  payable to  customers  is $3,766 and $8,289 respectively.

    6. REVENUE RECOGNITION

    The Company  recognizes  revenue when  services  have been  rendered and the contract price is determinable,  and  collectibility is reasonably  assured.
    Revenue is generated  primarily  from fees for food service  management  and facilities management at continuing care and health care facilities, schools and  the  Collegeville  Inn  Conference  and  Training  Center.  Revenue  is
    recognized  when  services  are  performed.  Revenues  are  recorded  net of discounts and rebates.  The Company has no other  obligation with respect to its services once services are performed.

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

    9.  ACCOUNTING FOR STOCK-BASED COMPENSATION

    Stock  Options  issued to  Employees  - On July 1, 2005 we adopted  the fair value  recognitions  provisions of SFAS No. 123 R,  "Share-Based  Payments", under the modified prospective  transition method. Prior to July 1, 2005, we applied the Accounting Principles Board (APB) Opinion No. 25 intrinsic value accounting  method  for  its  stock  incentive  plans.  Under  the  modified prospective  transition method, the fair value recognition  provisions apply only to new awards or awards modified after July 1, 2005. Additionally,  the fair value of existing  unvested  awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    10. INCOME TAXES

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

    As of June 30, 2006 and 2005, the Company maintained a deferred tax asset of
    $2,004,333  and  $1,456,114,  respectively.  The Company has not  provided a valuation  allowance against its deferred tax asset after consideration of a future gain on the  disposal of certain  land  adjacent to its  Collegeville facility and anticipated future profitable  operating results.  However, the amount  realizable  may be reduced if future taxable income is reduced or is insufficient  to utilize  the  entire  deferred  tax  asset.  See Note F for additional information.

    11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

    Based on the Company's current activities, the only component of accumulated other  comprehensive  income consists of changes in the unrealized  gains or losses of marketable securities.

                                                     For the year ended June 30,
                                                        2006             2005
                                                      --------         --------
                    Beginning balance                 $  8,240         $   --
                    Current period change               60,026           13,733
                    Tax effect                         (24,010)          (5,493)
                                                      --------         --------
                    Ending balance                    $ 44,256         $  8,240
                                                      ========         ========

                    Gain on sale of securities          44,256             --
                                                      --------         --------
                    Ending Balance                        --           $  8,240
                                                      ========         ========

    12. EARNINGS/(LOSS) PER SHARE

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
    The  computation of diluted  earnings per share does not assume  exercise of securities  that  would  have an  antidilutive  effect on per share  amounts
    (i.e.,  increasing  earnings  per share or  reducing  loss per  share).  The dilutive  effect of outstanding  options are reflected in dilutive  earnings per share by the  application of the treasury stock method which  recognizes the use of  proceeds  that could be  obtained  upon  exercise of options and warrants  in  computing  diluted  earnings  per share.  It assumes  that any proceeds would be used to purchase  common stock at the average market price during the period. Options will have a dilutive effect only when the average market  price of the common  stock  during the period  exceeds the  exercise price of the options.  Options that may have a dilutive effect in the future are listed in Note J.

    13. ADVERTISING COSTS

    It is the  Company's  policy to expense  advertising  costs in the period in which they are  incurred.  Advertising  expense for the years ended June 30,
    2006, 2005 and 2004 was $24,600, $78,789 and $112,404, respectively.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    14. RECLASSIFICATION

    Certain 2005 and 2004 items have been reclassified to conform to the current year presentation.

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

    18. RESEARCH AND DEVELOPMENT

    The Company incurred research and development costs related to the Company's
    Cook-Chill food preparation  technology in the amounts of $301,548,  $98,083 and $159,893 for the years ended June 30, 2006, 2005 and 2004, respectively.

    19. NEW ACCOUNTING PRONOUNCEMENTS

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

    19. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

    In December 2004,  the FASB issued SFAS No. 123 (Revised 2005)  "SHARE-BASED
    PAYMENT." The  statement  requires  that the  compensation  cost relating to share-based payment transactions be recognized in financial statements. That cost will be  measured  based on the fair value of the  equity or  liability instrument  issued.  The  statement  covers  a  wide  range  of  share-based compensation  arrangements including share options,  restricted share plans, performance-based  awards,  share  appreciation  rights,  and employee share purchase plans. The Company was required to adopt SFAS 123 (R) as of July 1,
    2005.

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

NOTE C - BUSINESS CONDITIONS

    The  Company's  primary  sources  of  revenues  are the  management  fees it receives  from  contracts  to  provide  food and  housekeeping  services  to continuing care facilities,  hospitals,  retirement communities and schools, as well as the  Collegeville  Inn which includes the Conference and Training
    Center,  Catering  facilities and the Cook Chill operations.  See Note O for segment reporting  information.  The Company has a business plan in place to improve the operating results from the Collegeville Inn.  Effective June 27,
    2005, the Company closed the buffet  restaurant at the  Collegeville  Inn to make the facility available for catered events.

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

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    NOTE C - BUSINESS CONDITIONS - Continued

    Management  believes that operating cash flow, proceeds from the sale of the land, available cash and available credit resources will be adequate to make repayments of  indebtedness,  meet the working  capital  needs,  satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending June 30, 2007.

    At June 30, 2006, the Company was not in compliance with its bank covenants.
    See Note E for additional information.

NOTE D - PROPERTY AND EQUIPMENT

    The following details the composition of property and equipment.

                                              Estimated
                                             useful lives      2006            2005
                                             ------------  -----------     -----------
       Property and equipment
       Land                                       --       $   497,967     $   497,967
       Building                                   40         7,491,984       7,491,984
       Machinery and equipment                   2 - 8       3,843,867       3,864,266
       Furniture and fixtures                    2 - 8         749,434         749,434
       Other, principally autos and trucks      2 - 10         410,753         410,753
                                                           -----------     -----------
                                                            12,994,005      13,014,404
       Less: accumulated depreciation                        6,356,932       6,024,777
                                                           -----------     -----------
                                                           $ 6,637,073     $ 6,989,627
                                                           ===========     ===========

NOTE E - LONG-TERM DEBT

                                                                        2006                  2005
                                                                     ----------            ----------
   Long-term debt consisted of the following:
     Bank revolving credit, interest due monthly at
       the National Consumer rate minus .25% (effectively
       8.0% as of June 30, 2006), secured by all corporate
       assets and limited personal guarantee of the Chief
       Executive Officer; matures on July 1, 2007                       $3,499,922            $3,224,922

     Industrial Revenue Bonds (Collegeville Inn Projects) (see
       bonds payable)                                                    1,730,000             1,835,000

     Industrial Revenue Bonds (Apple Fresh Foods Projects) (see
       bonds payable)                                                      650,000               695,000
                                                                        ----------            ----------
                                                                         5,879,922             5,754,922
   Less: current maturities                                                165,000               150,000
                                                                        ----------            ----------
                                                                        $5,714,922            $5,604,922
                                                                        ==========            ==========

    In February  2001,  the Company  executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds,  totaling  $4,000,000 and
    $3,065,000,  respectively.  In October  2003,  the Company  entered  into an amended  credit  agreement  whereby  the  $4,000,000  Revolving  Credit Loan
    Facility  was  reduced  to  $3,500,000  and  $500,000  was  placed in a cash
    collateral  account  and  pledged  as  additional   collateral  against  the
    revolving  credit  line. A portion of the cash  collateral  account has been released and is available for  operations  and as of June 30, 2006 and 2005, the Company maintained  restricted cash balances of $250,000,  respectively, which was not available for operating purposes.

    At June 30, 2006, the Company had $3,500,000 outstanding under the revolving credit.  Advances  under the revolving  credit are used for working  capital purposes.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE E - LONG- TERM DEBT - Continued

    These credit  agreements  contain  covenants  that include the submission of specified  financial  information and the maintenance of insurance  coverage for the pledged  assets  during the term of the loans.  The  covenants  also include  the  maintenance  of a  certain  consolidated  fixed  debt  service coverage  ratio,  ratio of total  consolidated  liabilities to  consolidated tangible net worth,  and minimum  working  capital.  At June 30,  2006,  the
    Company was not in compliance with these covenants.  While not waiving these covenants, the Company and the bank reached an agreement on October 15, 2006 which  maintains  the  revolving  credit line in place to July 1, 2007.  The
    Company intends to replace or retire this debt prior to that date.

    Bonds Payable - In December  1996,  the Company,  through its  subsidiaries, authorized two industrial revenue bond issues.

    ISSUE #1

       Title - Montgomery County Industrial  Development  Authority,  $2,500,000
       aggregate principal amount,  federally taxable variable rate demand/fixed rate revenue bonds ("Collegeville Inn Project") Series of 1996

       Rate - Variable, to a maximum of 17% (Variable Rate at June 30, 2006 was 5.45%)

       Term - 20 years (2016)

          Purpose - Rehabilitate, furnish and equip the Collegeville Inn

    ISSUE #2

       Title - Montgomery County Industrial  Development  Authority,  $1,000,000
       aggregate principal amount,  federally taxable variable rate demand/fixed rate revenue bonds ("Apple Fresh Foods, Ltd. Project") Series of 1996

       Rate - Variable, to a maximum of 15% (Variable Rate at June 30, 2006 was 4.05%)

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

    The sinking fund requirements of the bonds are as follows:

                               Collegeville   Apple Fresh
                                   Inn           Foods        Total
                             ---------------- -----------  -----------

                2007             $115,000       $50,000    $165,000
                2008              120,000        50,000     170,000
                2009              130,000        50,000     180,000
                2010              135,000        55,000     190,000
                2011              145,000        55,000     200,000
                Thereafter      1,085,000       390,000   1,475,000
                                ---------       -------   ---------
                                1,730,000       650,000   2,380,000

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - LONG- TERM DEBT - Continued

    Maturities of principal due in the following years are set forth below:

            Year Ending June 30,
            --------------------

                     2007               $  165,000
                     2008                3,669,922
                     2009                  180,000
                     2010                  190,000
                     2011                  200,000
                     Thereafter          1,475,000
                                        ----------
                                        $5,879,922
                                        ==========

NOTE F - INCOME TAXES

    The components of income tax (benefit)/expense are:

                                          Year Ended June 30,
                                          -------------------
                                2006             2005             2004
                            ------------      -----------     ------------
         Current
            Federal          $       0         $ 139,853       $       0
            State                    0                 0               0
                             ---------         ---------       ---------
                                     0                 0               0
                             ---------         ---------       ---------
         Deferred
            Federal           (422,128)          156,584        (157,662)
            State             (126,090)           11,143         (44,038)
                             ---------         ---------       ---------
                              (548,218)          167,727        (201,700)
                             ---------         ---------       ---------

                             $(548,218)        $ 307,580       $(201,700)
                             =========         =========       =========

    The tax  effects  of  temporary  differences  that give rise to  significant portions  of the  deferred  tax  assets and  deferred  tax  liabilities  are approximately:

                                                               June 30
                                                               -------
                                                       2006              2005
                                                    ----------        ----------
    Deferred tax assets
      Provision for doubtful accounts               $  414,601        $  412,242
      Excess of tax over financial statement
        basis of investments in contracts              147,970           147,970
      Vacation accrual                                 111,547           109,349
      Bonus accrual                                       --               2,150
      Charitable contribution carryforward              48,919            26,294
      Federal net operating loss                     1,304,749           871,616
      Other                                            108,181            96,737
                                                    ----------        ----------
    Total deferred tax assets                        2,135,967         1,666,358
                                                    ----------        ----------

    Deferred tax liabilities
        Depreciation                                   131,635           210,244
                                                    ----------        ----------

        Net deferred tax assets                     $2,004,332        $1,456,114
                                                    ==========        ==========

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - INCOME TAXES - Continued

The deferred tax amounts are classified on the balance sheet as follows:

                                                         June 30
                                                         -------
                                                   2006             2005
                                               ------------    ------------
       Current asset                           $       --      $       --
       Non-current asset                          2,004,333       1,456,114
                                               ------------    ------------
                                               $  2,004,333    $  1,456,114
                                               ============    ============

    The  Company  also  has a  federal  net  operating  loss  carry  forward  of approximately  $3,000,000  expiring on December  31,  2026.  The Company has charitable  contribution  carry  forwards in the amount of  $113,765,  which began to expire in the fiscal year ended June 30, 2007.

    The Company has not provided a valuation  allowance against its deferred tax assets after  consideration of a future gain on the disposal of certain land adjacent to the Collegeville Inn and anticipated future profitable operating results.

    The following reconciles the tax provision with the U.S. statutory tax rates:

                                                       Year Ended June 30
                                                       ------------------
                                                   2006        2005       2004
                                                   ----        ----       ----
    Income taxes, at U.S. statutory rates         (34.0)%      34.0%     (34.0)%
    States taxes, net of federal tax benefit       (5)         (1.0)       4.2
    Nondeductible expenses                          7           8.9       10.2
    Other                                          (8.6)      (13.6)       0.4
                                                  -----       -----      -----
    Tax expense/(benefit)                         (40.6)%      28.3%     (19.2)%
                                                  =====       =====      =====

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

    Joseph V.  Roberts,  Chief  Executive  Officer and  Director of the Company,
    received  long  term  advances  of  which  $365,622  and  $374,373   remains
    outstanding  as of June 30, 2006 and 2005,  respectively.  Kathleen A. Hill,
    President,  Chief  Operating  Officer and Director of the Company,  received long term advances of which $57,172 and $59,910  remains  outstanding  as of
    June 30,  2006 and 2005,  respectively.  As of June 30, 2006 the Company did not  have a  written  agreement  with  Mr.  Roberts  or Ms.  Hill  regarding repayment of the outstanding balances.

NOTE H - COMMITMENTS AND CONTINGENCIES

    1.  OPERATING LEASES

    The Company  leases real estate  facilities  from a  corporation  owned by a principal stockholder under month-to-month  operating leases,  including its corporate  office  building  under a  month-to-month  lease  based  on terms management believes to be generally similar to those prevailing to unrelated parties.  During the years ended June 30, 2006,  2005 and 2004, rent expense paid to the related party was $261,165, $259,758 and $261,766, respectively.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

    The Company is also obligated under various  operating  leases for operating equipment for periods expiring through 2007. During the years ended June 30,
    2005,  2004 and 2003,  rent expense was  $317,486,  $390,341  and  $287,440, respectively, for all operating leases.

    Minimum annual rentals under  non-cancelable  operating leases subsequent to
    June 30, 2006, are as follows:

                                                        Operating
    Year Ending June 30,                                equipment
    --------------------                                ---------

            2007                                       $   23,485
            2008                                            4,865
            2009                                                0
            2010                                                0
                                                           ------
           TOTAL                                           28,350

    2.  LITIGATION

    On February 7, 2001,  the Company filed a suit against a major client in the
    Court  of  Common  Pleas  of  Chester   County,   Pennsylvania,   which  was
    subsequently  removed to the United  States  District  Court for the Eastern
    District of  Pennsylvania.  On February 25, 2005,  judgment was entered on a jury verdict in favor of the Company, in the amount of $2,500,000 in damages related to its claims. The former client did not appeal the judgment and the
    Company  received  $2,500,000  on June 1, 2005.  For the year ended June 30,
    2005 the  Company  reported  this  award as Other  Income  in the  amount of
    $2,121,238, which comprises the jury award net of legal fees and expenses in the amount of $378,762.  The Company filed a post-trial  motion to amend the judgment  to add  prejudgment  interest.  On June 1, 2006,  this  motion was denied.

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

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - EMPLOYEE STOCK PURCHASE PLAN

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a stock purchase plan that allows participating employees to purchase,  through payroll deductions,  shares of the Company's common stock at 85 percent of the fair market value at specified dates. At June 30, 2006, all employees  were eligible to  participate in the plan. A summary of stock purchased under the plan is shown below.

                                            2006          2005          2004

          Aggregate purchase price         $   -         $   -         $   -
          Shares purchased                     -             -             -
          Employee participants               14            14            14

    The Company  accounts for  employee  stock plans under the  intrinsic  value method prescribed by Accounting  Principles Board ("APB") No. 25. The effect of  the  pro-forma  information  in  accordance  with  Financial  Accounting
    Standards Board SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," was
    determined immaterial.

NOTE K - DEFINED CONTRIBUTION PENSION PLAN

    The Company  sponsors a 401(k) plan for all  employees who have attained the age of twenty-one and have completed one year of service. Eligible employees may  contribute  up to 15% of their  annual  compensation  to the plan.  The
    Company  can match 100% up to the first 4% of employee  plan  contributions.
    Participants  are vested 20% for each year of service  beginning  after year three and are fully vested after seven service years. During the years ended
    June 30, 2006, 2005 and 2004, Company  contributions to the plan, which were charged to expense, amounted to $13,378, $12,886 and $23,889, respectively.

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

    As of June 30, 2006, the Company had cash balances of approximately $795,376
    subject  to  credit  risk  beyond  insured  amounts  at  various   financial
    institutions  having high credit  standings.  The Company  believes that its exposure  to credit  risk loss is  limited.  The  Company  does not  require collateral and other security to support  financial  instruments  subject to credit risk.

NOTE M - MAJOR CUSTOMERS

    The Company's Food Service  Management  Segment had sales to three customers representing  approximately the following percentage of total revenues,  for the years ended June 30, 2006, 2005, and 2004, respectively:

                                    Years ending June 30,
                                    ----------------------
                                    2006     2005     2004
                                    ----     ----     ----
         Customer A:                 34%      29%      28%
         Customer B:                 14%      21%      20%
         Customer C:                 10%      11%       8%

    The loss of any such customer  could have a material  adverse  effect on the
    Company's future results of operations.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - MAJOR SUPPLIERS

    For the years ended June 30, 2006, 2005 and 2004, respectively,  the Company purchased the following  percentages of its food and non-food  products from two vendors:

                                    Years ending June 30,
                                    ----------------------
                                    2006     2005     2004
                                    ----     ----     ----
         Vendor A:                   38%     45%      40%
         Vendor B:                   19%     19%      18%

    In the  event of a  disruption  in the  Company's  relationship  with  these vendors  or any  disruption  in  the  vendor's  business,  the  Company  has alternate sources of supply for its food and non-food products.

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

                                                                    Training and
                                                    Food Service     Conference
                                                     Management        Center           Total
                                                    ------------    ------------    ------------

As of and for the year ended June 30, 2006:
       Food service revenue                         $ 22,854,359    $    512,076    $ 23,366,435
       Depreciation and amortization                      44,712         354,528         399,240
       Income/(loss) from operations                    (266,472)       (885,033)     (1,151,505)
       Interest expense                                 (251,281)       (153,213)       (404,494)

       Interest income                                    78,015            --            78,015
       Income/(loss) before tax expense/(benefit)     (1,309,629)        (40,079)     (1,349,708)
       Net income/(loss)                                (780,363)        (40,079)       (820,442)
       Total assets                                    6,727,731       7,239,707      13,967,438
       Capital expenditures                               46,685            --            46,685

As of and for the year ended June 30, 2005:
       Food service revenue                         $ 25,736,139    $    866,022    $ 26,602,161
       Depreciation and amortization                      78,034         498,868         576,902
       Income/(loss) from operations                     673,251      (1,444,051)       (770,801)
       Interest expense                                 (168,476)       (110,769)       (279,245)
       Interest income                                    12,045            --            12,045
       Income/(loss) before tax expense/(benefit)      1,581,374        (498,137)      1,083,237
       Net income/(loss)                               1,273,794        (498,137)        775,657
       Total assets                                    8,839,079       7,351,555      16,190,634
       Capital expenditures                               25,139          15,266          40,405

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - BUSINESS SEGMENTS -Continued

As of and for the year ended June 30, 2004:
       Food service revenue                         $ 27,074,155    $    925,750    $ 27,999,905
       Depreciation and amortization                     123,192         497,007         620,199
       Income/(loss) from operations                     568,035      (1,424,886)       (856,851)
       Interest expense                                 (117,525)        (69,175)       (186,700)
       Interest income                                     9,564            --             9,564
       Loss before tax expense/(benefit)                (623,018)       (429,116)     (1,052,134)
       Net loss                                         (421,318)       (429,116)       (850,434)
       Total assets                                    6,427,248       7,852,047      14,279,295
       Capital expenditures                               60,785          19,529          80,314

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following quarterly  financial data is unaudited,  but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

                                                                Fiscal 2006
                                   ----------------------------------------------------------------------
                                   September 30,        December 31,        March 31,          June 30,
                                   --------------     ----------------    -------------     -------------

Revenues                            $ 6,210,508         $ 6,222,872          $ 5,515,970      $ 5,417,085
Gross profit                          1,215,509           1,120,659              895,912        1,041,387
Net income (loss)                      (205,827)           (138,107)            (276,027)        (200,481)
Net income (loss) per share
    - basic and diluted             $      (.07)        $      (.05)         $      (.10)     $      (.07)

                                                                Fiscal 2005
                                   ----------------------------------------------------------------------
                                   September 30,        December 31,        March 31,           June 30,
                                   --------------     ----------------    -------------     -------------

Revenues                            $ 6,769,547         $ 6,610,033          $ 6,627,280      $ 6,595,301
Gross profit                          1,303,312           1,344,259            1,048,082        1,218,915
Net income (loss)                      (209,533)            (48,852)            (445,892)       1,479,934
Net income (loss) per share
    - basic and diluted             $      (.07)        $      (.02)         $      (.16)     $       .52

The Company's  net  income for the  quarter  ended June 30,  2005  includes  the proceeds, net of legal and related expenses from the jury verdict related to the litigation discussed in Note H.

                            SUPPLEMENTAL INFORMATION

             Nutrition Management Services Company and Subsidiaries
                         SCHEDULE OF VALUATION ACCOUNTS
                     For the three years ended June 30, 2006

The following sets forth the activity in the Company's valuation accounts:

                                                                Allowance for
                                                               Doubtful Accounts
                                                               -----------------

Balance at June 30, 2003                                          2,292,336

     Provision for bad debts                                        585,000

     Write-offs                                                        --
                                                                  ---------

Balance at June 30, 2004                                          2,877,336

     Provision for bad debts                                        165,000

     Recoveries, net of write-offs                                2,083,634
                                                                  ---------

Balance at June 30, 2005                                            958,702

     Provision for bad debts                                         60,000

     Write-offs                                                     (54,514)
                                                                  ---------

Balance at June 30, 2006                                          $ 964,188
                                                                  =========

