Form 10-Q
period 2006-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2006-11-20
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended September 30, 2006
                                    ------------------
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
                                                   -----------------------------

                                       N/A
              ---------------------------------------------------
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
filer and larger  accelerated  filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer       Accelerated Filer        Non-Accelerated Filer  X
                        ---                     ---                          ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of Exchange Act). Yes    No X
                                ---   ---

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of November 17, 2006.

                                TABLE OF CONTENTS

Part I.    Financial Information                                                    Page No.
           ---------------------                                                    --------

           Item 1. - Financial Information                                             2

           Consolidated Balance Sheets as of
           September 30, 2006 (unaudited) and June 30, 2006                            2

           Consolidated Statements of Operations for the Three
           Months Ended September 30, 2006 (unaudited) and
           2005 (unaudited)                                                            3

           Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 2006 (unaudited) and
           2005 (unaudited)                                                            4

           Notes to Consolidated Financial Statements                                5 - 10

           Item 2. - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                11 - 15

           Item 3. - Quantitative and Qualitative Disclosure
           about Market Risk                                                          15

           Item 4. - Controls and Procedures                                          15

Part II.   Other Information                                                          16

           Signatures                                                                 17

                                          NUTRITION MANAGEMENT SERVICES COMPANY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                   September 30, 2006
                                                                                      (unaudited)          June 30, 2006
                                                                                      ------------         ------------
Current assets:
   Cash and cash equivalents                                                          $  1,142,804         $  1,613,567
   Accounts receivable, net of allowance for doubtful
      accounts of $979,188 and $964,188, respectively                                    2,881,771            2,329,601
   Inventory                                                                               162,456              142,220
   Prepaid and other                                                                       394,232              269,353
                                                                                      ------------         ------------
   Total current assets                                                                  4,581,263            4,354,741

Property and equipment, net                                                              6,608,137            6,637,073

Other assets:
   Restricted cash                                                                         250,000              250,000
   Note receivable                                                                         130,365              134,865
   Advances to employees                                                                   420,594              423,294
   Deferred income taxes                                                                 2,082,952            2,004,333
   Bond issue costs, net of accumulated amortization of $143,239
      and $139,597, respectively                                                           149,285              151,731
   Other assets                                                                             10,205               11,401
                                                                                      ------------         ------------
Total other assets                                                                       3,043,401            2,975,624
                                                                                      ------------         ------------

Total assets                                                                          $ 14,232,801         $ 13,967,438
                                                                                      ============         ============

Current liabilities:
   Current portion of long-term debt                                                  $    165,000         $    165,000
   Current portion of line of credit                                                     3,499,922                    0
   Current portion of note payable                                                         164,746                    0
   Accounts payable                                                                      3,033,166            2,998,049
   Accrued payroll and related expenses                                                    223,633              226,611
   Accrued expenses                                                                        290,103              213,883
   Other                                                                                   173,756               64,075
                                                                                      ------------         ------------
Total current liabilities                                                                7,550,326            3,667,618

Long-Term liabilities:
   Long-term debt, net of current portion                                                2,215,000            5,714,922

Commitments and contingencies

Stockholders' equity:
   Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
   Common stock:
   Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
      2,747,000 outstanding                                                              3,801,926            3,801,926
   Class B - no par, 100,000 shares authorized, issued and outstanding                          48                   48
   Retained earnings                                                                     1,165,064            1,282,487
   Less:  treasury stock (Class A common: 253,000 and 253,000
      shares, respectively) - at cost                                                     (499,563)            (499,563)
                                                                                      ------------         ------------
Total stockholders' equity                                                               4,467,475            4,584,898
                                                                                      ------------         ------------
                                                                                      $ 14,232,801         $ 13,967,438
                                                                                      ============         ============

                                 See Notes to Unaudited Consolidated Financial Statements

                                                            2

                                      NUTRITION MANAGEMENT SERVICES COMPANY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                            Three Months Ended September 30,
                                                                              2006                     2005
                                                                           -----------             -----------
Food Service Revenue                                                       $ 5,325,602             $ 6,210,508

Cost of Operations
   Payroll and related expenses                                              2,151,188               2,523,940
   Other costs of operations                                                 2,131,675               2,471,059
                                                                           -----------             -----------
Total cost of operations                                                     4,282,863               4,994,999

                                                                           -----------             -----------
Gross Profit                                                                 1,042,739               1,215,509

Expenses
   General and administrative expenses                                       1,045,242               1,188,091
   Depreciation and amortization                                                71,684                 137,722
   Provision for doubtful accounts                                              15,000                  30,000
                                                                           -----------             -----------
      Total expenses                                                         1,131,926               1,355,813

                                                                           -----------             -----------
Loss from operations                                                           (89,187)               (140,304)

Other income/(expense)
   Other                                                                        (4,565)                      0
   Interest income                                                              13,005                  24,205
   Interest expense                                                           (115,295)                (89,728)
                                                                           -----------             -----------
      Total other income/(expense)                                            (106,855)                (65,523)

                                                                           -----------             -----------
Loss before income taxes                                                      (196,042)               (205,827)

Provision for income taxes                                                     (78,619)                  --

                                                                           -----------             -----------
Net loss                                                                      (117,423)               (205,827)

Other comprehensive income/(loss) (net of tax):
   Unrealized holding gains/(losses) arising during period                           0                  17,167
                                                                           -----------             -----------
   Total other comprehensive income                                                  0                  17,167
                                                                           -----------             -----------

Comprehensive income/(loss)                                                $  (117,423)            $  (188,660)
                                                                           ===========             ===========

Net income/(loss) per share - basic and diluted                            $     (0.04)            $     (0.07)
                                                                           ===========             ===========

Weighted average number of shares                                            2,847,000               2,847,000
                                                                           ===========             ===========

                            See Notes to Unaudited Consolidated Financial Statements

                                                       3

                                      NUTRITION MANAGEMENT SERVICES COMPANY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                            Three Months Ended September 30,
                                                                              2006                      2005
                                                                          -----------               -----------
Operating activities:
Net loss                                                                  $  (117,423)              $  (205,827)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                             71,684                   137,722
     Provision for bad debts                                                   15,000                    30,000
     Amortization of bond costs                                                 3,641                     3,642
     (Benefit)/expense for deferred taxes                                     (78,619)                        0
 Changes in assets and liabilities:
     Accounts receivable                                                     (562,670)                   59,187
     Inventory                                                                (20,236)                  (16,007)
     Prepaid and other current assets                                        (124,879)                    5,249
     Income tax refund                                                              0                    43,730
     Accounts payable                                                          35,117                  (615,764)
     Accrued payroll and related expenses                                      (2,978)                  (39,868)
     Accrued expenses and other                                               185,901                  (287,570)
                                                                          -----------               -----------
Net cash used in operating activities                                        (595,462)                 (885,506)

Investing activities:
     Purchase of property and equipment                                       (42,747)                        0
     Advances to employees                                                      2,700                     1,000
     Marketable Securities                                                          0                      (690)
                                                                          -----------               -----------
Net cash provided by/(used in) investing activities                           (40,047)                      310

Financing activities:
     Proceeds from note payable                                               177,661                   189,698
     Repayments of note payable                                               (12,915)                  (52,733)
                                                                          -----------               -----------
     Net cash provided by financing activities                                164,746                   136,965

                                                                          -----------               -----------
Net decrease in cash                                                         (470,763)                 (748,231)

Cash and cash equivalents - beginning of period                             1,613,567                 2,889,616
                                                                          -----------               -----------

Cash and cash equivalents - end of period                                 $ 1,142,804               $ 2,141,385
                                                                          ===========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Interest Paid                                                             $    91,296               $    89,069
Taxes Paid                                                                     13,420                       358

                            See Notes to Unaudited Consolidated Financial Statements

                                                        4

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

1.     BASIS OF PRESENTATION

       The  accompanying   unaudited   consolidated  financial  statements  were
       prepared in accordance with generally accepted accounting  principles for interim  financial  information  for quarterly  reports on Form 10-Q and, therefore,  do not include all of the information and footnotes  required by  generally  accepted  accounting  principles  for  complete  financial statements.  However, all adjustments that, in the opinion of management, are necessary for fair presentation of the financial statements have been included  and such  adjustments  are of a normal  recurring  nature.  The results of operations for the interim period presented is not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2007. The financial  information presented should be read in conjunction  with the Company's 2006  financial  statements  that were filed under Form 10-K.

2.     NEW ACCOUNTING PRONOUNCEMENTS

       In  December   2004,  the  FASB  issued  SFAS  No.  123R  (Revised  2005)
       "SHARE-BASED  PAYMENT." The statement requires that the compensation cost relating to share-based  payment  transactions be recognized in financial statements.  That cost will be  measured  based on the fair  value of the equity or liability  instrument issued. The statement covers a wide range
       of  share-based   compensation   arrangements  including  share  options,
       restricted  share plans,  performance-based  awards,  share  appreciation rights,  and employee share purchase  plans.  The Company has adopted the requirements  contained  in this  statement,  the  effects  of which  are reflected in the financial  statements for this quarter.  The Company was required to adopt SFAS 123 (R) as of July 1, 2006.

       In  March  2005,  the  FASB  issued   Interpretation  No.  47  (FIN  47)
       "Accounting for Conditional Asset Retirement  Obligations,"  which refers to a legal  obligation to perform an asset  retirement  activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity.  A liability  must be recognized  for such an obligation  (e.g.  major  clean-up  costs under a leasehold) when incurred if the liability's  fair value can be reasonably estimated.  The  adoption of this  statement is required for fiscal years beginning  after December 15, 2005. The adoption of this statement is not expected  to  have  a  material  impact  on  the  consolidated  financial statements of the Company.

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
       The Company has adopted the requirements contained in this statement, the effects of which are reflected in the financial statements.  The adoption of this  statement  is not  expected  to have a  material  impact  on the consolidated financial statements of the Company.

       In February  2006, the FASB issued SFAS No. 155  "ACCOUNTING  FOR CERTAIN
       HYBRID  FINANCIAL  INSTRUMENTS (AS AMENDED)".  This Statement amends FASB
       Statements No. 133,  ACCOUNTING FOR  DERIVATIVE  INSTRUMENTS  AND HEDGING
       ACTIVITIES,  and No. 140,  ACCOUNTING  FOR  TRANSFERS  AND  SERVICING  OF
       FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES,  and, resolves issues addressed in Statement No. 133 Implementation  Issue No. D1, "APPLICATION
       OF STATEMENT NO. 133 TO  BENEFICIAL  INTERESTS IN  SECURITIZED  FINANCIAL
       ASSETS".   This  Statement   requires  the  evaluation  of  interests  in
       securitized  financial assets to identify interests that are freestanding derivatives  or that are hybrid  financial  instruments  that  contain an embedded derivative requiring bifurcation.  This Statement clarifies that embedded derivatives do not include  concentrations of credit risk in the
       form  of   subordination   and  further   clarifies  the  accounting  for
       interest-only and principal-only  strips.  This statement also eliminates the  prohibition  on a qualifying  special-purpose  entity from holding a derivative  financial  instrument that pertains to a beneficial  interest
       other  than  another  derivative  financial   instrument.   Lastly,  this
       statement  permits  fair  value  measurement  for  any  hybrid  financial instrument  that  contains an embedded  derivative  that would  otherwise require  bifurcation.  The adoption of this  Statement  is effective  for financial  statements  with fiscal years  beginning on or after September
       15, 2006, or for all financial  instruments  acquired or issued beginning on or after  September  15, 2006.  The adoption of this  statement is not expected  to  have  a  material  impact  on  the  consolidated  financial statements of the Company.

       In March, 2006, the FASB issued SFAS No. 156,  "ACCOUNTING FOR SERVICING
       OF  FINANCIAL  ASSETS- An  Amendment of FASB  Statement  No.  140".  This
       Statement  amends FASB Statement No. 140,  "Accounting  for Transfers and
       Servicing of Financial Assets and  Extinguishments  of Liabilities," with respect to the accounting for separately  recognized servicing assets and servicing  liabilities.  This  Statement  requires the  recognition  of a servicing asset or liability  initially measured at fair value, for every obligation  incurred for contracts to service financial assets in certain sales-type transfers,  qualifying special purpose entity transfers, or in certain  acquisitions that do not relate to the financial servicer or its consolidated affiliates.  This Statement permits the choice of either the amortization method or the fair value method for each class of separately recognized  servicing  assets and servicing  liabilities,  and,  requires separate disclosure at fair value in the statement of financial position.
       The  adoption of this  Statement is effective  for  financial  statements beginning with fiscal years on or after  September 15, 2006. The adoption of this  statement  is not  expected  to have a  material  impact  on the consolidated financial statements of the Company.

       In June,  2006, the FASB issued FIN No. 48,  "ACCOUNTING FOR UNCERTAINTY
       IN INCOME TAXES - AN  INTERPRETATION OF FASB STATEMENT NO. 109 ACCOUNTING
       FOR INCOME TAXES". This interpretation  requires a recognition  threshold and  measurement  attribute for the financial  statement  recognition and measurement  of a tax  position  taken or  expected  to be taken in a tax return.  This  interpretation  also provides  guidance on  derecognition, classification,  interest,  penalties,  accounting  in  interim  periods, disclosure and transition. This interpretation requires the evaluation of whether the  technical  merits of a tax position is more likely or not to be sustained  upon  examination,  including the resolution of any related appeals or  litigation.  The Statement  requires the  measurement  of the largest  amount of benefit that is greater than a 50% likelihood of being realized upon final  settlement,  presuming the position will be examined by the  appropriate  taxing  authority with the benefit of full knowledge
       and  relevant  information.   The  adoption  of  this  interpretation  is
       effective for fiscal years beginning after December 15, 2006.

       In  September,   2006,   the  FASB  issued  SFAS  No.  157,  "Fair  VALUE
       MEASUREMENTS".  This  Statement  defines fair value as 'exit  prices' NOT
       'entry prices' in generally  accepted  accounting  principles (GAAP), and expands  disclosures  about fair value  measurements  for the  purpose of promoting  consistency and simplification of the existing codification of accounting  principles.  To eliminate  differences in practice and reduce complexity in the application of GAAP, the Statement emphasizes that fair value is a market-based  measurement,  not an entity specific measurement
       and  should  be  determined   based  on  the   assumptions   that  market
       participants would use in pricing the asset or liability.  This statement establishes a fair value hierarchy that distinguishes  between observable and  unobservable  inputs and clarifies the need for  adjustments to fair value based on  nonperformance,  other market risk  assessment  criteria, certain asset or event restrictions,  and trading blockage.  The adoption of this  Statement is effective for financial  statements  beginning with fiscal years on or after September 15, 2007,  including interim financial statements within that fiscal year.

       In October, 2006, the FASB issued SFAS No.158, "EMPLOYERS' ACCOUNTING FOR
       DEFINED BENEFIT PENSION AND OTHER  POSTRETIREMENT  PLANS- AN AMENDMENT OF
       FASB STATEMENTS NO. 87, 88, 106 AND 132( R )". This statement requires an employer to recognize the overfunded or  underfunded  status of a defined benefit  postretirement  plan,  other than a  multi-employer  plan, as an asset  or  liability  in  its  statement  of  financial  position  and to recognize  changes in that funded status in the year in which the changes occur  through  the  comprehensive  income  of a  business  entity.  This statement  requires the  measurement  and  recognition  of the difference between plan assets at fair value and the benefit  obligation,  as of the date of the employer's fiscal year-end  statement of financial  position.
       This  statement also requires  additional  disclosure in the footnotes to the financial  statements  about certain effects on net periodic  benefit cost for the next fiscal year that arise from delayed  recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Employers who have issued outstanding publicly traded equity securities are required to adopt this Statement by initially  recognizing the funded status of a defined benefit  postretirement plan including the required  footnote  disclosures  as of the end of the fiscal  year ending after December 15, 2006.

3.     EARNINGS PER COMMON SHARE

       Earnings  per  common  share  amounts  are based on the  weighted-average number of  shares of common  stock  outstanding  during  the  three-month period ended  September  30, 2006 and 2005.  The Company did not have any dilutive  stock options and warrants that impacted  earnings per share in each period.

4.     LITIGATION

       On February 7, 2001,  the Company  filed a suit against a major client in the Court of Common  Pleas of  Chester  County,  Pennsylvania,  which was subsequently  removed to the United States District Court for the Eastern
       District of Pennsylvania. On February 25, 2005, judgment was entered on a jury verdict in favor of the  Company,  in the amount of  $2,500,000  for
       damages  related  to  its  claims,   including  breach  of  contract  and
       contractual interference.  The client's counterclaim was dismissed by the judge. The Company filed a post-trial motion to amend the judgment to add prejudgment interest. On June 1, 2006 this motion was denied. The Company has engaged  independent legal counsel to pursue alternative  recourse in regards to the denial of prejudgment interest.

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

       For the quarter ended September 30, 2006:
                                                 Food Service             Training and
                                                  Management            Conference Center               Total
                                                 ------------           -----------------               -----
         Food service revenue                    $  5,148,200             $    177,402             $  5,325,602
         Depreciation and amortization                  9,130                   62,554                   71,684
         Income (loss) from operations                 55,814                 (145,001)                 (89,187)
         Interest income                               13,005                     --                     13,005
         Interest expense                             (77,958)                 (37,337)                (115,295)
         Income (loss) before taxes (benefit)          (9,195)                (186,847)                (196,042)
         Net income (loss)                             69,424                 (186,847)                (117,423)
         Total assets                            $  6,950,880             $  7,281,921             $ 14,232,801

       For the quarter ended September 30, 2005:
                                                 Food Service             Training and
                                                  Management            Conference Center               Total
                                                 ------------           -----------------               -----
         Food service revenue                    $  6,119,510             $     90,998             $  6,210,508
         Depreciation and amortization                 12,847                  124,875                  137,722
         Income (loss) from operations                158,558                 (298,862)                (140,304)
         Interest income                               24,205                     --                     24,205
         Interest expense                             (54,971)                 (34,757)                 (89,728)
         Income (loss) before taxes (benefit)         127,792                 (333,619)                (205,827)
         Net income (loss)                            127,792                 (333,619)                (205,827)
         Total assets                            $  7,919,772             $  7,267,724             $ 15,187,496

6.  REVOLVING CREDIT FACILITY

    In February  2001,  the Company  executed a loan agreement with a bank for a revolving  credit facility and two  irrevocable  letters of credit issued in conjunction  with the issuance of the  Industrial  Revenue  Bonds,  totaling
    $4,000,000  and  $3,065,000,  respectively.  In October  2003,  the  Company entered into an amended credit  agreement  whereby the $4,000,000  Revolving
    Credit Loan Facility was reduced to $3,500,000  and $500,000 was placed in a cash  collateral  account and pledged as additional  collateral  against the revolving  credit  line. A portion of the cash  collateral  account has been released  and as of  September  30,  2006  and June 30,  2006,  the  Company
    maintained restricted cash balances of $250,000, which was not available for operating purposes.

    At  September  30,  2006 and June  30,  2006,  the  Company  had  $3,500,000
    outstanding under the revolving credit.  Advances under the revolving credit are used for working  capital  purposes.  These  credit  agreements  contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. At September 30, 2006 the Company was in compliance with these covenants.

    At June 30, 2006 the covenants  also included the  maintenance  of a certain consolidated  fixed debt service coverage ratio, ratio of total consolidated liabilities to consolidated tangible net worth, and minimum working capital.
    At June 30, 2006,  the Company was not in compliance  with these  covenants.
    While not waiving  these  covenants,  the  Company  and the bank  reached an agreement in October,  2006 which  maintains  the  revolving  credit line in place to July 1, 2007.

    The Company is currently in discussion with several  financing  institutions to obtain new credit  facilities  that would  replace the  outstanding  debt prior to July 1, 2007.  However,  there can be no assurance that the Company will in fact obtain a new credit facility.

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

8.  BUSINESS CONDITIONS

    The  Company's  primary  sources  of  revenues  are the  management  fees it receives  from  contracts  to  provide  food and  housekeeping  services  to continuing care facilities,  hospitals,  retirement communities and schools, as well as the Collegeville  Inn, which includes the Conference and Training
    Center, Catering facilities and the Cook Chill operations. The Company has a
    business  plan  in  place  to  improve  the   operating   results  from  the
    Collegeville  Inn.  Effective  June 27, 2005,  the Company closed the buffet restaurant  at the  Collegeville  Inn to make  the  facility  available  for catered events.

    The  Company  is  exploring  all  reasonable  alternatives  to  improve  its operating  results,  including but not limited to,  increasing  food service revenues with targeted marketing efforts,  increasing revenues from the sale of the Company's  Cook Chill  products,  the sale or lease of all or part of the  Collegeville  Inn,  sale of  excess  land at the  Collegeville  Inn and reduction of  operating  expenses.  The Company has entered into  agreements with industry experts to assess and examine these alternatives.

    The  Company's  financial  statements  as of  September  30,  2006 have been presented on the basis that it is a going concern,  which  contemplates  the realization  of assets and the  satisfaction  of  liabilities  in the normal course of business.

    Although  the Company  had  negative  working  capital of  approximately  $3 million as of September 30, 2006,  which raised some doubt as to its ability to satisfy its obligations  during that next fiscal year as they become due, such doubt was alleviated after careful review of Management's plans for the future  relating  to the  Collegeville  Inn Assets and  operations,  and the protections  relating to the  management  fees from its contracts and future contracts.  These plans,  together  with the fact that the Company still had stockholders  equity of approximately $4.3 million as of September 30, 2006, supports the Company's ability to continue as a going concern.

    Management  believes that operating cash flow, proceeds from the sale of the land, available cash and available credit resources will be adequate to make repayments of  indebtedness,  meet the working  capital  needs,  satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2007.

    In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company's accompanying balance sheet is dependent upon continued  operations of a continuing  basis,  to maintain present financing,  and to succeed in its future  operations.  The Company's
    financial   statements  do  not  include  any  adjustment  relating  to  the recoverability  and  classification of recorded asset amounts or amounts and classification  of liabilities that might be necessary should the Company be unable to continue in existence.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Based on the Company's current activities, the only component of accumulated other  comprehensive  income consists of changes in the unrealized  gains or losses of marketable securities.  The Company sold the marketable securities during the third  quarter of fiscal 2006 and realized a gain of $44,256.  As of September 30, 2006 and June 30, 2006 there were no marketable securities.

                                           Three Months Ended
                                             September 30,
                                            2006       2005
                                          --------   --------

                  Beginning balance       $      0   $  8,240
                  Current period change          0     14,878
                  Tax effect                     0     (5,951)
                                          --------   --------
                  Ending balance          $      0   $ 17,167
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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2006 were $5,325,602, a decrease of
$884,906  or 14.2%  compared  to revenues  of  $6,210,508  in the  corresponding quarter last year.  This decrease is primarily due to the net impact of revenues from new contracts versus revenues from lost contracts.

Cost of operations provided for the current quarter was $4,282,863,  compared to
$4,994,999  for similar  expenses  in the same  period last year,  a decrease of
$712,136  or 14.3%.  This  decrease is the result of lower  revenues  during the period and the expenses associated with those revenues.

Gross profit for the current quarter was $1,042,739,  or 19.6% of gross revenue, compared  to  $1,215,509,  or 19.6% of gross  revenue,  for the same period last year,  a decrease of $172,770 or 14.2%.  The  decrease in gross profit is due to the net impact of new contracts and lost contracts,  which was partially  offset by the renegotiation of contract rates in the normal course of business.

The Company has adapted to changing  market  conditions  with cost reductions in the  Cost of  Operations  and  general  and  administrative  areas.  These  cost reductions, along with improved operating processes, have enabled the Company to maintain gross profit margins despite the decline in volume.

General and administrative  expenses for the quarter were $1,045,242 or 19.6% of revenue,  compared to  $1,188,091  or 19.1% of revenue for the same quarter last year, a decrease of $142,849 or 12.0%. This decrease is due to lower payroll and related expenses in the period.

Provision  for doubtful  accounts for the quarter  ended  September 30, 2006 was
$15,000 compared to $30,000 for the corresponding quarter last year.

Interest income for the quarter ended September 30, 2006 was $13,005 compared to
$24,205 for the same period last year.

Interest expense for the quarter ended September 30, 2006 was $115,295  compared to $89,728 for the same period last year.  The  increase in interest  expense is primarily due to an increase in interest rates.

For the  reasons  stated  above,  net loss  after  taxes for the  quarter  ended
September  30, 2005 was  $117,423  compared to  $205,827  for the  corresponding quarter last year.

Net loss per share for the current  quarter  was $0.04  compared to net loss per share of $0.07 for the same  quarter  last year.  The Food  Service  Segment and
Collegeville Segment are performing according to expectations.

LIQUIDITY AND CAPITAL RESOURCES

At September  30, 2006 the Company had negative  working  capital of  $2,969,063 compared to positive  working  capital of  $1,531,514  for the same quarter last year.  This  decrease  in  working  capital  is  primarily  attributable  to the
Company's  reclassification  of the line of credit  debt from long term to short term.

OPERATING  ACTIVITIES.  Cash  used in  operations  for the  three  months  ended
September 30, 2006 was $595,461  compared to $885,506 used in operations for the three  months  ended  September  30,  2005.  The  current  period's  activity is primarily  attributable  to an  increase  in  accounts  receivable  as  well  as operating  losses  sustained  in the  current  period.  The  Company's  Accounts
Receivable  experienced a temporary  increase of $562,000 compared with June 30,
2006. Because of budgetary concerns, the US Government delayed Medicare payments to health care providers at the end of the quarter.  Payments normally occurring during  September 22 through  September 30 were delayed  until after  October 1, allowing the  government  to record the  expenditures  in their new fiscal year.
This  created a  temporary  liquidity  issue with some  customers  who, in turn, delayed  payments  to the  company.  Many  of the  delayed  payments  have  been subsequently received and Accounts Receivable are returning to historic levels.

INVESTING  ACTIVITIES.  Investing activities used $40,047 in cash in the current quarter  compared  to  $310 in cash  provided  in the  same  period  last  year.
Investing activities include capital expenditures in the amount of $42,747.

FINANCING ACTIVITIES.  Current quarter financing activities provided $164,746 in cash compared to $136,965 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving  credit facility of $3,500,000.  At September 30, 2006 and
June 30,  2006,  the  Company had  $3,500,000  outstanding  under its  revolving credit. The Company has pledged a $250,000  Certificate of Deposit as additional collateral  against the revolving line of credit.  The Company issued two series of Industrial  Bonds  totaling  $3,560,548  in December  1996.  The  outstanding balance on the bonds was  $2,380,000 as of September 30, 2006 and June 30, 2006.
The Company and the bank reached an agreement in October,  2006 which  maintains the revolving  credit line in place to July 1, 2007. The Company is currently in discussion with several  financing  institutions to obtain new credit facilities that would replace the outstanding  debt prior to July 1, 2007.  However,  there can be no assurance that the Company will in fact obtain a new credit facility.

As  mentioned  in  previous  filings,  the  Company  has  assets  including  its
Collegeville  facility,  which  have  appreciated   substantially  and  are  not
considered essential to its core business. These assets have been the subject of
Purchase Offers from several  parties.  The Company has plans to possibly sell a part of all of these assets in a fashion that will increase the liquidity of the
Company.  To date, the Company has no agreements,  commitments or understandings with  respect to the sale of all or any part of these assets and there can be no assurance that any such sale will occur.

   ================================================================================================================
                                                                PAYMENT DUE BY PERIOD
                                    ===============================================================================
                                                      LESS THAN 1
       CONTRACTUAL OBLIGATIONS          TOTAL            YEAR         2 - 3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
   ================================================================================================================
   Long-Term Debt  *                $6,044,668        3,829,668         350,000       390,000       1,475,000
   ================================================================================================================
   Operating Leases                     16,748           13,060           3,688          --              --
   ================================================================================================================
   Total Contractual Cash
   Obligations                      $6,061,416       $3,842,728        $353,688      $390,000      $1,475,000
   ================================================================================================================

* Long-Term  Debt includes the $3,499,922  outstanding  balance on the revolving credit facility.

   ===================================================================================================
                                                                     AMOUNT OF COMMITMENT EXPIRATION
                                                                                PER PERIOD
                                                       ===============================================
         OTHER               TOTAL AMOUNTS
       COMMERCIAL              COMMITTED         LESS THAN 1                      4 - 5      OVER 5
       COMMITMENTS                                  YEAR        1 - 3 YEARS       YEARS       YEARS
   ===================================================================================================
   Lines of Credit             $3,500,000       $ 3,500,000       $     --      $   --      $   --
   ===================================================================================================
   Standby Letter of Credit     3,065,000              --          3,065,000        --          --
   ===================================================================================================
   Total Commercial
   Commitments                 $6,565,000       $3,500,000        $3,065,000    $   --      $   --
   ===================================================================================================

The Company's  primary  sources of revenues are the management  fees it receives from  contracts to provide food and  housekeeping  services to  continuing  care facilities,  hospitals,  retirement  communities  and  schools,  as  well as the
Collegeville  Inn, which includes the Conference and Training  Center,  Catering facilities  and the Cook Chill  operations.  The Company has a business  plan in place to improve the operating results from the Collegeville Inn. Effective June
27, 2005, the Company closed the buffet  restaurant at the  Collegeville  Inn to make the facility available for catered events.

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
The Company has entered  into  agreements  with  industry  experts to assess and examine these alternatives.

The Company's financial  statements as of September 30, 2006 have been presented on the basis that it is a going concern,  which  contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had negative working capital of approximately $3 million as of September 30, 2006,  which raised some doubt as to its ability to satisfy its obligations  during that next  fiscal  year as they  become due,  such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations,  and the protections relating to the management fees from its contracts and future contracts.  These plans,  together with the fact that the Company still had  stockholders  equity of  approximately
$4.3  million as of  September  30,  2006,  supports  the  Company's  ability to continue as a going concern.

Management  believes  that  operating  cash flow,  proceeds from the sale of the land,  available  cash and available  credit  resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations,  and to meet anticipated  capital  expenditures  during the next twelve months ending September 30, 2007.

In view of the matters described above, recoverability of a major portion of the recorded  asset  amounts shown in the  Company's  accompanying  balance sheet is dependent upon continued  operations of a continuing  basis, to maintain present financing,  and to succeed in its future  operations.  The  Company's  financial statements  do not include any  adjustment  relating to the  recoverability  and classification  of  recorded  asset  amounts or amounts  and  classification  of liabilities  that might be necessary should the Company be unable to continue in existence.

The Company may seek to access the public equity market whenever  conditions are favorable.  Any additional public funding may result in significant dilution for existing  shareholders and could involve the issuance of securities with rights, which are senior to those of  existing  stockholders.  The Company may also need additional  funding  earlier than  anticipated,  and its cash  requirements,  in general, may vary materially from those now planned, for reasons including,  but not limited to, competitive  advances and higher than anticipated  revenues from operations.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarter  ended  September 30, 2006 or fiscal year ended
June 30,  2006;  however,  there can be no  assurance  that the Company will not recognize an impairment loss on its long-lived assets in future periods.

INCOME TAX ACCOUNTING

The  Company  determines  its  provision  for income  taxes  using the asset and liability  method.  Under this method,  deferred tax assets and  liabilities are recognized  for the future tax  effects of  temporary  differences  of  existing assets and  liabilities and their  respective tax bases.  Future tax benefits of tax loss and credit carry  forwards also are  recognized as deferred tax assets.
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

As of  September  30 and June 30,  2006,  the Company  maintained a deferred tax asset of $2,082,952 and $2,004,333, respectively. The Company has not provided a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

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

Date:  November 20, 2006

