Form 10-Q
period 2006-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2007-02-14
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2006
                                           -----------------
                                       Or
[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to
                                           --------------    ---------------

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

Large Accelerated Filer / /   Accelerated Filer / /   Non-Accelerated Filer /X/

Indicate by check mark whether the  Registrant  is a shell company (as defined
in Rule 12b-2 of Exchange Act).   Yes / /   No /X/

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of February 8, 2007.

                                TABLE OF CONTENTS

Part I.     Financial Information                                       Page No.
            ---------------------                                       --------

            Item 1. - Financial Information                                2

            Consolidated Balance Sheets as of                              2
            December 31, 2006 (unaudited) and June 30, 2006

            Consolidated Statements of Operations for the Three
            and Six Months Ended December 31, 2006 (unaudited) and
            2005 (unaudited)                                               3

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 2006 (unaudited) and
            2005 (unaudited)                                               4

            Notes to Consolidated Financial Statements                   5 - 11

            Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               12 - 17

            Item 3. - Quantitative and Qualitative Disclosure
            about Market Risk                                              17

            Item 4 - Controls and Procedures                               17

Part II.    Other Information                                              18

            Signatures                                                     19

                          NUTRITION MANAGEMENT SERVICES COMPANY
                               CONSOLIDATED BALANCE SHEETS

                                                          December 31, 2006 June 30, 2006
                                                             (unaudited)
                                                          ----------------- -------------
Current assets:
   Cash and cash equivalents                                $    993,389    $  1,613,567
   Accounts receivable, net of allowance for doubtful
      accounts of $994,188 and $964,188, respectively          2,628,169       2,329,601
   Inventory                                                     163,844         142,220
   Prepaid and other                                             447,767         269,353
                                                            ------------    ------------
   Total current assets                                        4,233,169       4,354,741

Property and equipment, net                                    6,538,529       6,637,073

Other assets:
   Restricted cash                                               250,000         250,000
   Note receivable                                               105,842         134,865
   Advances to employees                                         415,494         423,294
   Deferred income taxes                                       2,161,636       2,004,333
   Bond issue costs, net of accumulated amortization
      of $146,881 and $139,597, respectively                     145,643         151,731
   Other assets                                                   10,205          11,401
                                                            ------------    ------------
Total other assets                                             3,088,820       2,975,624
                                                            ------------    ------------
Total assets                                                $ 13,860,518    $ 13,967,438
                                                            ============    ============

Current liabilities:
     Current portion of long-term debt                      $    165,000    $    165,000
     Current portion of line of credit                         3,499,922               0
     Current portion of note payable                             131,016               0
     Accounts payable                                          3,198,127       2,998,049
     Accrued payroll and related expenses                        257,050         226,611
     Accrued expenses                                            208,545         213,883
     Other                                                       124,953          64,075
                                                            ------------    ------------
Total current liabilities                                      7,584,613       3,667,618

Long-Term liabilities:
     Long-term debt, net of current portion                    2,050,000       5,714,922

Commitments and contingencies                                          0               0
Stockholders' equity:
    Undesignated preferred stock - no par, 2,000,000
       shares authorized, none issued or outstanding
    Common stock:
    Class A - no par, 10,000,000 shares authorized;
       3,000,000 issued, 2,747,000 outstanding                 3,801,926       3,801,926
    Class B - no par, 100,000 shares authorized,                      48              48
       issued and outstanding
    Retained earnings                                            923,494       1,282,487
    Less:  treasury stock (Class A common: 253,000
       and 253,000 shares, respectively) - at cost              (499,563)       (499,563)
                                                            ------------    ------------
Total stockholders' equity                                     4,225,905       4,584,898
                                                            ------------    ------------
                                                            $ 13,860,518    $ 13,967,438
                                                            ============    ============

                 See Notes to Unaudited Consolidated Financial Statements
                                            2

                                    NUTRITION MANAGEMENT SERVICES COMPANY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                     Three months ended               Six months ended
                                                        December 31,                    December 31,
                                                    2006            2005            2006            2005
                                                    ----            ----            ----            ----
Food Service Revenue                            $  5,159,275    $  6,222,872    $ 10,484,877    $ 12,433,380
Cost of Operations
     Payroll and related expenses                  2,140,782       2,541,147       4,291,970       5,065,087
     Other costs of operations                     2,085,021       2,561,066       4,216,696       5,032,125
                                                ------------    ------------    ------------    ------------
Total cost of operations                           4,225,803       5,102,213       8,508,666      10,097,212

                                                ------------    ------------    ------------    ------------
Gross Profit                                         933,472       1,120,659       1,976,211       2,336,168

Expenses
     General and administrative expenses           1,079,812       1,302,555       2,125,056       2,490,648
     Depreciation and amortization                    69,607          91,662         141,291         229,384
     Provision for doubtful accounts                  15,000          30,000          30,000          60,000
                                                ------------    ------------    ------------    ------------
          Total expenses                           1,164,419       1,424,217       2,296,347       2,780,032

                                                ------------    ------------    ------------    ------------
Income/(loss) from operations                       (230,947)       (303,558)       (320,136)       (443,864)

Other income/(expense)
     Other                                             9,687            (867)          5,122          (1,734)
     Interest income                                  15,828          18,029          28,833          42,234
     Interest expense                               (114,820)        (95,852)       (230,115)       (184,713)
                                                ------------    ------------    ------------    ------------
          Total other income/(expense)               (89,305)        (78,690)       (196,160)       (144,213)

                                                ------------    ------------    ------------    ------------
Loss before income taxes                            (320,252)       (382,248)       (516,296)       (588,077)

Provision for income taxes                           (78,684)       (244,141)       (157,303)       (244,141)

                                                ------------    ------------    ------------    ------------
Net loss                                        $   (241,568)   $   (138,107)   $   (358,993)   $   (343,936)

Other comprehensive income/(loss) net of tax:
     Unrealized holding gains/(losses)
     arising during period                                 0          20,610               0          20,610
                                                ------------    ------------    ------------    ------------

          Total other comprehensive income                 0          20,610               0          20,610
                                                ------------    ------------    ------------    ------------

Comprehensive income/(loss)                     $   (241,568)   $   (117,497)   $   (358,993)   $   (323,326)
                                                ============    ============    ============    ============

Net loss per share - basic and diluted          $       (.08)   $      (0.05)   $       (.13)   $      (0.12)
                                                ============    ============    ============    ============

Weighted average number of shares                  2,847,000       2,847,000       2,847,000       2,847,000
                                                ============    ============    ============    ============

                           See Notes to Unaudited Consolidated Financial Statements
                                                      3

                      NUTRITION MANAGEMENT SERVICES COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended December 31,
                                                        2006           2005
                                                        ----           ----
Operating activities:
Net loss                                            $  (358,993)   $  (343,936)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                      141,291        229,384
     Provision for bad debts                             30,000         60,000
     Amortization of bond costs                           7,282          7,283
     (Benefit)/provision for deferred taxes            (157,303)      (244,141)
 Changes in assets and liabilities:
     Accounts receivable                               (299,545)        71,123
     Inventory                                          (21,624)       (27,219)
     Prepaid and other current assets                  (178,414)       192,763
     Income tax refund                                        0         43,730
     Accounts payable                                   200,078       (602,508)
     Accrued payroll and related expenses                30,439        (18,362)
     Accrued expenses and other                          55,541       (391,608)
                                                    -----------    -----------
Net cash used in operating activities                  (551,248)    (1,023,491)

Investing activities:
     Purchase of property and equipment                 (42,746)             0
     Advance to employees                                 7,800          8,489
     Marketable securities                                    0         (1,428)
                                                    -----------    -----------
Net cash used in investing activities                   (34,946)         7,061

Financing activities:
     Proceeds from note payable                         177,661        238,869
     Repayment of note payable                          (46,645)      (127,565)
     Repayments of long-term borrowing                 (165,000)      (150,000)
     Proceeds from long-term borrowing                        0              0
                                                    -----------    -----------
Net cash provided by financing activities               (33,984)       (38,696)
Net decrease in cash                                   (620,178)    (1,055,126)

Cash and cash equivalents - beginning of period       1,613,567      2,889,616
                                                    -----------    -----------

Cash and cash equivalents - end of period           $   993,389    $ 1,834,490
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Interest Paid                                       $   206,071    $   181,254
Taxes Paid                                               13,420          4,266

            See Notes to Unaudited Consolidated Financial Statements
                                        4

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

     In   September,   2006,   the  FASB  issued  SFAS  No.  157,   "FAIR  VALUE
     MEASUREMENTS".  This  Statement  defines  fair value as `exit  prices'  NOT
     `entry prices' in generally  accepted  accounting  principles  (GAAP),  and expands  disclosures  about  fair  value  measurements  for the  purpose of promoting  consistency and  simplification of the existing  codification of accounting  principles.  To  eliminate  differences  in practice and reduce complexity in the  application of GAAP, the Statement  emphasizes that fair value is a market-based measurement, not an entity specific measurement and should be  determined  based on the  assumptions  that market  participants would use in pricing the asset or liability.  This statement  establishes a fair value hierarchy that distinguishes between observable and unobservable inputs  and  clarifies  the need for  adjustments  to fair  value  based on nonperformance,  other market risk  assessment  criteria,  certain asset or event restrictions, and trading blockage. The adoption of this Statement is effective for financial  statements beginning with fiscal years on or after
     September 15, 2007,  including  interim  financial  statements  within that fiscal year.

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
     2006.

3.   EARNINGS PER COMMON SHARE

     Earnings per common share amounts are based on the weighted-average  number of shares of common stock outstanding  during the three-month and six-month period ended December 31, 2006 and 2005. The Company did not have any stock options and warrants that impacted earnings per share in each period.

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

     For the quarter ended December 31, 2006:

                                                Food Service  Training and
                                                Management    Conference Center     Total
                                                ----------    -----------------     -----
         Food service revenue                   $  4,955,526    $    203,749       5,159,275
         Depreciation and amortization                 9,944          59,663          69,607
         Income (loss) from operations               (83,271)       (147,676)       (230,947)
         Interest income                              15,828               0          15,828
         Interest expense                            (77,610)        (37,210)       (114,820)
         Income (loss) before taxes (benefit)       (130,857)       (189,395)       (320,252)
         Net income (loss)                           (52,173)       (189,395)       (241,568)
         Total assets                           $  6,543,690    $  7,316,828    $ 13,860,518

     For the quarter ended December 31, 2005:

                                                Food Service  Training and
                                                Management    Conference Center     Total
                                                ----------    -----------------     -----
         Food service revenue                   $  6,098,612    $    124,260       6,222,872
         Depreciation and amortization                12,235          79,427          91,662
         Income (loss) from operations               (80,941)       (222,617)       (303,558)
         Interest income                              18,029               0          18,029
         Interest expense                            (59,101)        (36,751)        (95,852)
         Income (loss) before taxes (benefit)       (122,013)       (260,235)       (382,248)
         Net income (loss)                           122,128        (260,235)       (138,107)
         Total assets                           $  7,320,389    $  7,243,365    $ 14,563,754

     For the six months ended December 31, 2006

                                                Food Service  Training and
                                                Management    Conference Center     Total
                                                ----------    -----------------     -----
         Food service revenue                   $ 10,103,726    $    381,151    $ 10,484,877
         Depreciation and amortization                19,074         122,217         141,291
         Income (loss) from operations               (27,459)       (292,677)       (320,136)
         Interest income                              28,833               0          28,833
         Interest expense                           (155,568)        (74,547)       (230,115)
         Income (loss) before taxes (benefit)       (140,054)       (376,242)       (516,296)
         Net income (loss)                            17,249        (376,242)       (358,993)
         Total assets                           $  6,543,690    $  7,316,828    $ 13,860,518

     For the six months ended December 31, 2005

                                                Food Service  Training and
                                                Management    Conference Center     Total
                                                ----------    -----------------     -----
         Food service revenue                   $ 12,218,122    $    215,258    $ 12,433,380
         Depreciation and amortization                25,082         204,302         229,384
         Income (loss) from operations                77,617        (521,479)       (443,862)
         Interest income                              42,234               0          42,234
         Interest expense                           (114,072)        (70,641)       (184,713)
         Income (loss) before taxes (benefit)          5,779        (593,854)       (588,075)
         Net income (loss)                           249,918        (593,854)       (343,936)
         Total assets                           $  7,320,389    $  7,243,365    $ 14,563,754

6.   REVOLVING CREDIT FACILITY

     In February 2001,  the Company  executed a loan agreement with a bank for a revolving  credit facility and two irrevocable  letters of credit issued in conjunction  with the issuance of the Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In October  2003,  the Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving  credit line. A portion of the cash  collateral  account has been released  and as of  December  31,  2006  and June 30,  2006,  the  Company
     maintained  restricted  cash balances of $250,000,  which was not available for operating purposes.

     At  December  31,  2006 and June  30,  2006,  the  Company  had  $3,500,000
     outstanding under the revolving credit. Advances under the revolving credit are used for working  capital  purposes.  These credit  agreements  contain covenants  that include the submission of specified  financial  information and the maintenance of insurance coverage for the pledged assets during the term of the loans.  At December 31, 2006 the Company was in compliance with these covenants.

     At June 30, 2006, the covenants also included the  maintenance of a certain consolidated fixed debt service coverage ratio, ratio of total consolidated liabilities  to  consolidated  tangible  net  worth,  and  minimum  working capital.  At June 30, 2006,  the Company was not in  compliance  with these covenants.  While not  waiving  these  covenants,  the Company and the bank reached an agreement in October,  2006 which maintains the revolving credit line in place to July 1, 2007.

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

     The Company will be  conducting  a one-day  auction on February 22, 2007 at which it will attempt to sell its banquet and training  facility as well as the surrounding land.  However,  there can be no assurances that there will be an acceptable offer or that the property will sell.

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

     The  Company's  financial  statements  as of  December  31,  2006 have been presented on the basis that it is a going concern,  which  contemplates the realization  of assets and the  satisfaction  of  liabilities in the normal course of business.

     Although the Company had negative  working  capital of  approximately  $3.3 million as of December 31, 2006,  which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due, such doubt was alleviated  after careful review of  Management's  plans for the future relating to the Collegeville Inn Assets and operations,  and the protections  relating to the management  fees from its contracts and future contracts.  These plans,  supported by the fact that the Company  still had stockholders  equity of approximately $4.2 million as of December 31, 2006, reinforces the Company's ability to continue as a going concern.

     Management believes that operating cash flow, proceeds from the sale of the land,  available  cash and available  credit  resources will be adequate to make  repayments of  indebtedness,  if any, meet the working capital needs, satisfy  the  needs  of its  operations,  and to meet  anticipated  capital expenditures during the next twelve months ending December 31, 2007.

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

9.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Based  on  the  Company's  current   activities,   the  only  component  of
     accumulated  other   comprehensive   income  consists  of  changes  in  the
     unrealized gains or losses of marketable  securities.  The Company sold the marketable  securities during the third quarter of fiscal 2006 and realized a gain of $44,256.  As of December 31, 2006 and June 30, 2006 there were no marketable securities.

                                   Three months ended        Six months ended
                                      December 31,             December 31,
                                    2006        2005         2006        2005
                                    ----        ----         ----        ----

Beginning balance                 $      0    $ 17,167     $      0    $  8,240
Current period change                    0       5,738            0      20,616
Tax effect                               0      (2,295)           0      (8,246)
                                  --------    --------     --------    --------
Ending balance                    $      0    $ 20,610     $      0    $ 20,610
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

RESULTS OF OPERATIONS

Revenues for the quarter ended December 31, 2006 were $5,159,275,  a decrease of
$1,063,597  or 17.1%  compared to revenues of  $6,222,872  in the  corresponding quarter last year.  Revenues  for the six month  period ended  December 31, 2006 were  $10,484,877,  compared  to  $12,433,380  for the six  month  period  ended
December  31,  2005,  a decrease  of  $1,948,503  or 15.7%.  The  decreases  are primarily due to the net impact of revenues from new contracts  versus  revenues from lost contracts.

Cost  of  operations  for  the  current  quarter  was  $4,225,803,  compared  to
$5,102,213  for similar  expenses  in the same  period last year,  a decrease of
$876,410 or 17.2%.  Cost of operations  for the six month period ended  December
31, 2006 were $8,508,666  compared to $10,097,212 for the six month period ended
December  31,  2005,  a decrease  of  $1,588,546  or 15.7%.  The  decreases  are primarily due to lower  revenues  during the period and the expenses  associated with those revenues.

Gross profit for the current  quarter was $933,472,  or 18.1% of gross  revenue, compared  to  $1,120,659,  or 18.0% of gross  revenue,  for the same period last year,  a decrease of $187,187 or 16.7%.  Gross  profit for the six month  period ended December 31, 2006 was $1,976,211,  or 18.8% of gross revenue,  compared to
$2,336,168,  or 18.8%,  for the six month  period  ended  December  31,  2005, a decrease of $359,957 or 15.4%.  The  decrease in gross  profit is due to the net impact of new contracts and lost  contracts,  which was partially  offset by the renegotiation of contract rates in the normal course of business.

The Company has adapted to changing  market  conditions  with cost reductions in
the  Cost  of  Operations  and  General  &  Administrative   areas.  These  cost
reductions, along with improved operating processes, have enabled the Company to maintain gross profit margins despite the decline in volume.

General and administrative  expenses for the quarter were $1,079,812 or 20.9% of revenue,  compared to  $1,302,555  or 20.9% of revenue for the same quarter last year, a decrease of $222,734 or 17.1%.  General and administrative  expenses for the six month  period  ended  December  31,  2006 were  $2,125,056  compared  to
$2,490,648  for the six month  period  ended  December  31,  2005, a decrease of
$365,592 or 14.7%. This decrease is due to lower payroll and related expenses in the period as well as a reduction in travel and related costs.

Provision for doubtful  accounts for the quarter was $15,000 compared to $30,000 for the corresponding quarter last year. Provision for doubtful accounts for the six month period ended December 31, 2006 was $30,000 compared to $60,000 for the six month period ended December 31, 2005.

Interest expense for the three-month period totaled $114,820 compared to $95,852 for the same period last year, an increase of $18,968 or 19.8%. Interest expense for the  six-month  period  ended  December  31, 2006 was  $230,115  compared to
$184,713  for the  six-month  period ended  December  31,  2005,  an increase of
$45,402  or 24.6%.  The  increases  in  interest  expense  are the  result of an increase in interest rates.

For the  reasons  stated  above,  net loss  after  taxes for the  quarter  ended
December  31,  2006 was  $241,568  compared to  $138,107  for the  corresponding quarter last year, and the net loss for the six-month  period ended December 31,
2006 was $359,002  compared to $343,936 for the six-month  period ended December
31, 2005.

Net loss per share for the current  quarter  was $0.08  compared to net loss per share of $0.05  for the same  quarter  last  year.  Net loss per  share  for the six-month  period  ended  December  31,  2006 was $.13  compared to $.12 for the six-month period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December  31, 2006 the Company had  negative  working  capital of  $3,351,444 compared to positive  working  capital of  $1,117,516  for the same quarter last year.  This  decrease  in  working  capital  is  primarily  attributable  to the
Company's  reclassification  of the line of credit  debt from long term to short term.

OPERATING ACTIVITIES.  Cash used in operations for the six months ended December
31, 2006 was $551,248  compared to  $1,023,491  used by  operations  for the six months  ended  December  31, 2005.  The current  period's  activity is primarily attributable to operating  losses  sustained in the current period as well as an increase in accounts receivable.

INVESTING ACTIVITIES. Investing activities used $34,946 in cash in the six month period  compared  to $7,061  in cash  provided  in the same  period  last  year.
Investing activities include capital expenditures in the amount of $42,746.

FINANCING ACTIVITIES.  Current year to date financing activities used $33,984 in cash compared to $38,696 provided in the same period last year.

CAPITAL  RESOURCES.  The  Company has certain  credit  facilities  with its bank including a revolving  credit  facility of $3,500,000.  At December 31, 2006 and
June 30,  2006,  the  Company had  $3,500,000  outstanding  under its  revolving credit. The Company has pledged a $250,000  Certificate of Deposit as additional collateral  against the revolving line of credit.  The Company issued two series of Industrial  Bonds  totaling  $3,560,548  in December  1996.  The  outstanding balance on the bonds was  $2,215,000  and $2,380,000 as of December 31, 2006 and
June 30, 2006  respectively.  The Company and the bank  reached an  agreement in
October,  2006 which  maintains  the  revolving  credit line in place to July 1,
2007. The Company is currently in discussion with several financing institutions to obtain new credit facilities that would replace the outstanding debt prior to
July 1, 2007.  However,  there can be no assurance that the Company will in fact obtain a new credit facility.

As  mentioned  in  previous  filings,  the  Company  has  assets  including  its
Collegeville  facility,  which  have  appreciated   substantially  and  are  not
considered essential to its core business. These assets have been the subject of
Purchase Offers from several  parties.  The Company has plans to possibly sell a part of all of these assets in a fashion that will increase the liquidity of the
Company.  The Company will be conducting a one-day  auction on February 22, 2007 at which it will  attempt to sell its banquet and  training  facility as well as the surrounding land. However,  there can be no assurances that there will be an acceptable  offer or that the property  will sell.  To date,  the Company has no agreements, commitments or understandings with respect to the sale of all or any part of these  assets  and  there  can be no  assurance  that any such sale will occur.

-----------------------------------------------------------------------------------------
                                               Payment Due by Period
-----------------------------------------------------------------------------------------
                                      Less Than
Contractual Obligations    Total        1 Year     1 - 3 Years  4 - 5 Years After 5 Years
-----------------------------------------------------------------------------------------
Long-Term Debt *         $5,845,938   $3,795,938   $  350,000   $  390,000   $1,310,000
-----------------------------------------------------------------------------------------
Operating Leases              9,790        7,280        2,510         --
-----------------------------------------------------------------------------------------
Total Contractual Cash
Obligations              $5,855,728   $3,803,218   $  352,510   $  390,000   $1,310,000
-----------------------------------------------------------------------------------------

* Long-Term  Debt includes the $3,499,922  outstanding  balance on the revolving credit facility.

-----------------------------------------------------------------------------------------
                                               Amount of Commitment Expiration
                                                          Per Period
-----------------------------------------------------------------------------------------
     Other Commercial  Total Amounts  Less Than
       Commitments       Committed     1 Year      1 - 3 Years  4 - 5 Years  Over 5 Years
-----------------------------------------------------------------------------------------
Lines of Credit          $3,500,000 $  3,500,000   $     --     $     --     $       --
-----------------------------------------------------------------------------------------
Standby Letter of
Credit                    3,065,000         --      3,065,000         --             --
-----------------------------------------------------------------------------------------
Total Commercial
Commitments              $6,565,000   $3,500,000   $3,065,000   $     --     $       --
-----------------------------------------------------------------------------------------

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

The Company's  financial  statements as of December 31, 2006 have been presented on the basis that it is a going concern,  which  contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had negative working capital of approximately  $3.3 million as of December  31,  2006,  which raised some doubt as to its ability to satisfy its obligations  during that next fiscal year as they become due, such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations,  and the protections relating to the management fees from its contracts and future contracts.  These plans, supported by the fact that the Company still had stockholders equity of approximately $4.2 million as of December 31, 2006, reinforces the Company's ability to continue as a going concern.

Management  believes  that  operating  cash flow,  proceeds from the sale of the land,  available  cash and available  credit  resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations,  and to meet anticipated  capital  expenditures  during the next twelve months ending December 31, 2007.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment  loss for the quarters ended December 31, 2006 or September 30, 2006;
however,  there can be no  assurance  that the  Company  will not  recognize  an impairment loss on its long-lived assets in future periods.

INCOME TAX ACCOUNTING

The  Company  determines  its  provision  for income  taxes  using the asset and liability  method.  Under this method,  deferred tax assets and  liabilities are recognized  for the future tax  effects of  temporary  differences  of  existing assets and  liabilities and their  respective tax bases.  Future tax benefits of tax loss and credit carry  forwards are also  recognized as deferred tax assets.
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

As of December 31, 2006 and June 30, 2006, the Company maintained a deferred tax asset of $2,161,636, and 2,004,333 respectively.  The Company has not provided a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               None

Item 1A.    There are no material  changes to the risk factors  disclosed in the
            Company's  Annual Report on Form 10-K for the Fiscal Year ended June
            30, 2006.

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

Date:  February 14, 2007

