Form 10-Q
period 2007-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2007-05-15
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2007
                                       Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  report),  and  (2)  has  been  subject  to such  filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and larger  accelerated  filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the  Registrant  is a shell company (as defined
in Rule 12b-2 of Exchange Act).   Yes [ ]   No [X]

2,747,000  Shares of Registrant's  Class A Common Stock,  with no par value, and
100,000  shares of  Registrant's  Class B Common Stock,  with no par value,  are outstanding as of February 8, 2007.

                                TABLE OF CONTENTS

Part I.    Financial Information                                      Page No.
           ---------------------                                      --------

           Item 1. - Financial Information
           Consolidated Balance Sheets as of
           March 31, 2007 (unaudited) and June 30, 2006                  1

           Consolidated Statements of Operations for the Three
           and Nine Months Ended March 31, 2007 (unaudited) and
           2006 (unaudited)                                              2

           Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 2007 (unaudited) and
           2006 (unaudited)                                              3

           Notes to Consolidated Financial Statements                  4 - 10

           Item 2. - Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11 - 17

           Item 3. - Quantitative and Qualitative Disclosure about
           Market Risk                                                  17

           Item 4T. - Controls and Procedures                           18

Part II.   Other Information                                            18

           Signatures                                                   19

                              NUTRITION MANAGEMENT SERVICES COMPANY
                                   CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2007   June 30, 2006
                                                                   (Unaudited)
                                                                  --------------   -------------
Current Assets:
  Cash and cash equivalents                                            322,033        1,613,567
  Accounts receivable, net of allowance for doubtful accounts
     of $979,188 and $964,188 respectively                           2,465,684        2,329,601
  Inventory                                                            154,710          142,220
  Prepaid and Other                                                    398,428          269,353
                                                                  ------------     ------------
Subtotal Current Assets                                              3,340,855        4,354,741

Property and equipment, net                                            125,526          114,921
Assets held for sale                                                 6,345,134        6,522,152

Other Assets
  Restricted cash                                                      250,000          250,000
  Note receivable                                                      102,842          134,865
  Advances to employees                                                410,190          423,294
  Deferred income taxes                                              2,265,908        2,004,333
  Bond issue costs, net of accumulated
      amortization of $150,523 and $139,597 respectively               142,001          151,731
  Other assets                                                          10,205           11,401
                                                                  ------------     ------------
Subtotal Other Assets                                                3,181,146        2,975,624
                                                                  ------------     ------------

Total Assets                                                      $ 12,992,661     $ 13,967,438
                                                                  ============     ============

Current Liabilities
  Current portion of Bonds Payable                                     170,000          165,000
  Current portion of Revolving Credit Line                           3,499,922                0
  Current portion of Note Payable                                       25,446                0
  Accounts payable                                                   2,647,141        2,998,049
  Accrued payroll and related expenses                                 299,128          226,611
  Accrued expenses                                                     202,113          213,883
  Other                                                                120,504           64,075
                                                                  ------------     ------------
Subtotal Current Liabilities                                         6,964,254        3,667,618

Long Term Liabilities
  Bonds Payable, net of current portion                              2,045,000        2,215,000
  Revolving Credit Line due greater than one year                            0        3,499,922
                                                                  ------------     ------------
Subtotal Long-term Liabilities, net of current portion               2,045,000        5,714,922
                                                                  ------------     ------------

Total Liabilities                                                    9,009,254        9,382,540
                                                                  ------------     ------------

Stockholders' Equity
Undesignated preferred stock - no par;
    2,000,000 shares authorized;  none issued or outstanding
Common Stock:
  Common Stock Class A -  no par;  10,000,000 shares authorized;
     3,000,000 issued;  2,747,000 outstanding                        3,801,926        3,801,926
  Common Stock Class B -  no par;  100,000 shares
    authorized, issued, and outstanding                                     48               48
  Retained Earnings                                                    680,996        1,282,487
  Less:  Treasury Stock (Class A Common: 253,000
    and 253,000 shares, respectively)  - at cost                      (499,563)        (499,563)
                                                                  ------------     ------------
Total Stockholder's Equity                                           3,983,407        4,584,898
                                                                  ------------     ------------

Total Liabilities and Stockholders' Equity                        $ 12,992,661     $ 13,967,438
                                                                  ============     ============

                    See Notes to Unaudited Consolidated Financial Statements

                                            NUTRITION MANAGEMENT SERVICES COMPANY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                     Three Months Ended March 31,            Nine Months Ended March 31,
                                                      2007                 2006              2007                   2006
                                                ---------------       --------------    ---------------        ---------------
Food service revenue                             $  4,953,280          $  5,515,970      $ 15,438,157           $ 17,949,350

Cost of operations
     Payroll and related expenses                   2,212,564             2,382,632         6,504,534              7,447,719
     Other costs of operations                      1,844,824             2,237,426         6,061,520              7,269,551
                                                 ------------          ------------      ------------           ------------
     Total Cost of operations                       4,057,388             4,620,058        12,566,054             14,717,270

Gross Profit                                          895,892               895,912         2,872,103              3,232,080

Expenses
     General and Administrative                     1,078,212             1,321,411         3,203,277              3,812,057
     Depreciation and Amortization                     67,497                86,970           208,788                316,354
     Bad Debt                                         (15,000)                    0            15,000                 60,000
                                                 ------------          ------------      ------------           ------------
     Total Expenses                                 1,130,709             1,408,381         3,427,065              4,188,411

Income from operations                               (234,817)             (512,469)         (554,962)              (956,331)

Other Income
     Other income                                      (4,510)               84,132               612                 82,398
     Gain on Sale of Securities                             0                44,256                 0                 44,256
     Interest income                                    8,338                17,615            37,171                 59,849
     Interest expense                                (115,772)             (100,015)         (345,887)              (284,728)
                                                 ------------          ------------      ------------           ------------
       Total other (expense) /  income               (111,944)               45,988          (308,104)               (98,225)

Income before taxes                                  (346,761)             (466,481)         (863,066)            (1,054,556)

Income Tax Benefit                                   (104,272)             (190,454)         (261,575)              (434,595)

Net (Loss)                                           (242,489)             (276,027)         (601,491)              (619,961)

Net loss per share - basic and diluted           $      (0.09)         $      (0.10)     $      (0.21)          $      (0.22)
                                                 ============          ============      ============           ============

Weighted average basic and diluted shares           2,847,000             2,847,000         2,847,000              2,847,000
                                                 ============          ============      ============           ============

                                   NUTRITION MANAGEMENT SERVICES COMPANY
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Unaudited)

                                                                           Nine Months Ended March 31,
                                                                           2007                  2006
                                                                       -----------           -----------
OPERATING ACTIVITIES:
Net Income/(loss)                                                      ($  601,491)          ($  619,961)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activitites:
  Gain on Sale of Marketable Securities                                          0               (44,256)
  Depreciation and amortization                                            208,788               316,354
  Provision for bad debts                                                   15,000                60,000
  Amortization of bond costs                                                10,923                10,326
  Deferred tax (benefit)                                                  (261,575)             (434,595)
Changes in assets and liabilities
  Accounts receivable, net                                                (119,060)             (187,019)
  Inventory and other                                                      (12,490)              (31,031)
  Prepaid and other current assets                                         (39,075)               94,240
  Income tax refund                                                              0                43,730
  Accounts payable                                                        (350,908)             (879,836)
  Accrued payroll and related expenses                                      72,517                 4,928
  Accrued expenses and other                                               (45,340)             (422,975)
                                                                       -----------           -----------
Net cash provided by (used in) operating activities                     (1,122,711)           (2,090,095)

INVESTING ACTIVITIES:
  Purchase of property and equipment (net)                                 (42,374)              (46,686)
  Proceeds from Sale of Marketable Securities                                    0               249,577
  Repayment of Advances to Employees                                        13,104                 9,489
                                                                       -----------           -----------
Net cashprovide by (used in) investing activities                          (29,270)              212,380

FINANCING ACTIVITIES:
  Proceeds from note payable                                               297,659               238,869
  Repayment of note payable                                               (272,213)             (197,137)
  Proceeds from long term borrowing                                              0               275,000
  Repayment of long term borrowing                                        (165,000)             (150,000)
                                                                       -----------           -----------
Net cash provided by(used In) financing activities                        (139,554)              166,732

                                                                       -----------           -----------
  Net (decrease) in cash                                                (1,291,534)           (1,710,983)

Cash - beginning of period                                               1,613,567             2,889,616

Cash - end of period                                                   $   322,033           $ 1,178,633
                                                                       ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR:
Interest Paid                                                          $   321,682           $   276,984
Taxes Paid                                                             $    30,913           $     5,362

                      NUTRITION MANAGEMENT SERVICES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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
     That  cost  will be  measured  based on the fair  value  of the  equity  or
     liability   instrument  issued.  The  statement  covers  a  wide  range  of share-based compensation  arrangements including share options,  restricted share plans,  performance-based  awards,  share  appreciation  rights,  and employee share  purchase  plans.  The Company has adopted the  requirements contained  in this  statement,  the effects of which are  reflected  in the financial statements for this quarter. The Company has adopted SFAS 123 (R)
     as of July 1, 2006.

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

     In May 2005,  the FASB  issued SFAS No. 154  "ACCOUNTING  CHANGES AND ERROR
     CORRECTIONS"  This  Statement  replaces  APB  Opinion  No.  20,  Accounting
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
     2006.

3.   EARNINGS PER COMMON SHARE

     Earnings per common share amounts are based on the weighted-average  number of shares of common stock outstanding during the three-month and nine-month period  ended March 31,  2007 and 2006.  The Company did not have any stock options and warrants that impacted earnings per share in each period.

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

5.   BUSINESS SEGMENTS

     The Company follows the disclosure  provisions of SFAS No. 131, DISCLOSURES
     ABOUT SEGMENTS OF AN ENTERPRISE  AND RELATED  INFORMATION  This  management approach  focuses  on  internal  financial  information  that  is  used  by management to assess performance and to make operating decisions.  SFAS No.
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

     For the quarter ended March 31, 2007:

                                          Food Service       Training and
                                           Management       Conference Center       Total
Food service revenue                     $  4,814,173       $    139,107       $  4,953,280
Depreciation and amortization                   9,179             58,318             67,497
Income (loss) from operations                   1,369           (236,186)          (234,817)
Interest income                                 8,338                  0              8,338
Other income                                        0             (4,510)            (4,510)
Interest expense                              (79,624)           (36,148)          (115,772)
Income (loss) before taxes (benefit)          (69,917)          (276,844)          (346,761)
Net income (loss)                              34,355           (276,844)          (242,489)
Total assets                             $  5,686,447       $  7,306,214       $ 12,992,661

For the quarter ended March 31, 2006:

                                          Food Service       Training and
                                           Management       Conference Center       Total
Food service revenue                     $  5,369,310       $    146,660       $  5,515,970
Depreciation and amortization                  12,235             74,735             86,970
Income (loss) from operations                (322,841)          (189,628)          (512,469)
Interest income                                17,615                  0             17,615
Other income                                        0             85,000             85,000
Interest expense                              (62,485)           (37,530)          (100,015)
Income (loss) before taxes (benefit)         (323,455)          (143,026)          (466,481)
Net income (loss)                            (133,001)          (143,026)          (276,027)
Total assets                             $  7,135,317       $  7,295,965       $ 14,431,282

For the Nine Months ended March 31, 2007:

                                         Food Service         Training and
                                           Management       Conference Center      Total
Food service revenue                     $ 14,917,899       $    520,258       $ 15,438,157
Depreciation and amortization                  28,253            180,535            208,788
Income (loss) from operations                 (26,099)          (528,863)          (554,962)
Interest income                                37,171                  0             37,171
Other income                                   14,140            (13,528)               612
Interest expense                             (235,192)          (110,695)          (345,887)
Income (loss) before taxes (benefit)         (209,980)          (653,086)          (863,066)
Net income (loss)                              51,595           (653,086)          (601,491)
Total assets                             $  5,686,447       $  7,306,214       $ 12,992,661

For the Nine Months ended March 31, 2006:

                                         Food Service         Training and
                                           Management       Conference Center      Total
Food service revenue                     $ 17,587,432       $    361,918       $ 17,949,350
Depreciation and amortization                  37,317            279,037            316,354
Income (loss) from operations                (245,224)          (711,107)          (956,331)
Interest income                                59,849                  0             59,849
Other income                                        0             85,000             85,000
Interest expense                             (176,557)          (108,171)          (284,728)
Income (loss) before taxes (benefit)         (317,676)          (736,880)        (1,054,556)
Net income (loss)                             116,919           (736,880)          (619,961)
Total assets                             $  7,135,317       $  7,295,965       $ 14,431,282

6.   REVOLVING CREDIT FACILITY

     In February 2001,  the Company  executed a loan agreement with a bank for a revolving  credit facility and two irrevocable  letters of credit issued in conjunction  with the issuance of the Industrial  Revenue  Bonds,  totaling
     $4,000,000  and  $3,065,000,  respectively.  In October  2003,  the Company entered into an amended credit agreement  whereby the $4,000,000  Revolving
     Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral  account and pledged as additional  collateral  against the revolving  credit line. A portion of the cash  collateral  account has been released and as of March 31, 2007 and June 30, 2006, the Company maintained restricted cash balances of $250,000, which was not available for operating purposes.

     At March 31, 2007 and June 30, 2006, the Company had $3,499,922 outstanding under the revolving  credit.  Advances under the revolving  credit are used for working capital  purposes.  These credit  agreements  contain covenants that include the  submission  of specified  financial  information  and the maintenance of insurance coverage for the pledged assets during the term of the loans.  At March 31,  2007 the  Company  was in  compliance  with these covenants.

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

     The Company is currently in discussions with several financing institutions to obtain new credit  facilities  that would replace the  outstanding  debt prior to July 1, 2007. The Company is also in discussions  with the bank to extend the Revolving Credit Facility to December 31, 2007.  However,  there can be no  assurance  that the  Company  will in fact  obtain a new  credit facility or that the Revolving Credit Facility will be extended.

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

     The Company  conducted a one-day auction on February 22, 2007 to attempt to sell its banquet and training facility as well as the surrounding land. The offers received were not acceptable to the Company.  The auction identified several interested and qualified parties. The Company continues its efforts to lease or sell all or part of the  facility  and land.  The Company is in active discussion with several parties; however, there can be no assurances that the Company will successfully  conclude these discussions,  or that it will be able to  lease or sell  all or part of the  facilities  and land on acceptable terms, if at all.

8.   BUSINESS CONDITIONS

     The  Company's  primary  sources of  revenues  are the  management  fees it receives  from  contracts  to provide  food and  housekeeping  services  to continuing care facilities,  hospitals, retirement communities and schools, as well as the Collegeville Inn, which includes the Conference and Training
     Center, Catering facilities and the Cook Chill operations.  The Company has a  business  plan in  place  to  improve  the  operating  results  from the
     Collegeville  Inn while it continues  its sale / lease  efforts.  Effective
     June 27, 2005, the Company closed the buffet restaurant at the Collegeville
     Inn to make the facility available for catered events.

     The  Company is  exploring  all  reasonable  alternatives  to  improve  its operating  results,  including but not limited to,  increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill  products,  the sale or lease of all or part of the  Collegeville  Inn,  sale of excess  land at the  Collegeville  Inn and reduction of operating  expenses.  The Company has entered into  agreements with industry  experts to assess and examine these  alternatives.  However, there can be no assurance as to the success of any of these efforts.

     The Company's financial statements as of March 31, 2007 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the  satisfaction  of  liabilities  in the  normal  course of business.

     Although the Company had negative  working  capital of  approximately  $3.6 million as of March 31, 2007,  which raised some doubt as to its ability to satisfy  its  obligations  during that next fiscal year as they become due, such doubt was alleviated  after careful review of  Management's  plans for the future relating to the Collegeville Inn Assets and operations,  and the protections  relating to the management  fees from its contracts and future contracts.  The Company  believes  that these plans,  supported by the fact that the  Company  still  had  stockholders  equity of  approximately  $4.0 million as of March 31, 2007,  reinforces the Company's ability to continue as a going concern.

     Management  believes that  operating  cash flow,  proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make  repayments of  indebtedness,  if any, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending March 31, 2008.

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

RESULTS OF OPERATIONS -  QUARTER ENDED MARCH 31, 2007

Revenues  for the quarter  ended March 31, 2007 were  $4,953,280,  a decrease of
$562,690 or 10.2%  compared to  revenues  of $  5,515,970  in the  corresponding quarter last year.  The decrease is primarily  due to two high revenue  accounts which had been in the prior year. New accounts during this fiscal year more than offset  the  impact of other  scheduled  contract  terminations.  Revenues  from ongoing accounts were consistent with prior year levels.

Cost  of  operations  for  the  current  quarter  was  $4,057,388,  compared  to
$4,620,058  for similar  expenses  in the same  period last year,  a decrease of
$562,670  or  12.2%.  The  decreases  are  associated  with the  lower  revenues mentioned above and better operating performance at ongoing accounts.

Gross profit for the current  quarter was $895,892,  or 18.1 % of gross revenue, essentially even in dollar terms with the $895,912  reported for the same period last year.  The Gross Margin  Percentage of Sale  increased to 18.1% from 16.2%
due to cost takeouts and improved operating  performance at Fixed Rate accounts.
The Company has adapted to changing  market  conditions  with cost reductions in all of the Cost of Operations  and General &  Administrative  areas.  These cost reductions, along with improved operating processes, have enabled the Company to maintain and improve profit margins despite the decline in volume.

General and administrative  expenses for the quarter were $1,078,212 or 21.8% of revenue,  compared to  $1,321,411  or 24.0% of revenue for the same quarter last year, a decrease of $243,199 or 18.4%.  This  decrease is due to lower  staffing related  expenses  in the period as well as a  reduction  in travel and  related costs.

Bad Debt  Expense was a credit of $15,000  for the quarter  compared to zero for the corresponding quarter last year.

Interest  expense  for the three  month  period  totaled  $115,772  compared  to
$100,015  for the same  period last year,  an increase of $15,757 or 15.8%.  The increases in interest  expense are the result of an increase in amount  borrowed and increases in interest rates.

The loss before income taxes for the three month period ended March 31, 2007 was
$346,761 compared with $466,481 for the three month period ended March 31, 2006, an  improvement  of  $119,720  or 25.7% The net income tax benefit for the three month  period  ended March 31, 2007 was  $104,272  compared to $190,454  for the three month period ended March 31, 2006, a decrease of $86,182.

For the reasons  stated above,  net loss after taxes for the quarter ended March
31, 2007 was $242,489,  compared to $276,027 for the corresponding  quarter last year,  an  improvement  of  $33,538  - the  result  of  cost  effectiveness  and performance offsetting reduced revenues and lower net income tax benefit.

Net  loss per  share  for the  current  quarter  was  $0.09  per  share  on,  an improvement  of $0.01 per share from the prior year  reflecting a lower loss and no change in the amount of shares.

RESULTS OF OPERATIONS -  NINE MONTHS ENDED MARCH 31, 2007
Revenues  for the nine  month  period  ended  March 31,  2007 were  $15,438,157, compared  to  $17,949,350  for the nine month  period  ended March 31,  2006,  a decrease of $2,511,193 or 14.0%. The decrease in almost  entirely  attributable to accounts which had terminated  during the previous  fiscal year and for which no revenues were recognized  during the current year.  Revenue from new accounts during the current year have been sufficient to offset any contracts terminating in the current year. Revenues at ongoing facilities increased slightly year over year.

Cost of  operations  for the  nine  month  period  ended  March  31,  2007  were
$12,566,054,  compared to $14,717,270  for the nine month period ended March 31,
2006, a decrease of $2,151,216 or 14.6%.  The decreases are associated  with the lower  revenues  mentioned  above and better  operating  performance  at ongoing accounts.

Gross  profit for the nine month  period  ended March 31, 2007 was $  2,872,103, compared  to  $3,232,080  for the nine month  period  ended  March 31,  2006,  a decrease of $359,977 or 11.1%. The Gross Margin Percentage of Sale increased to
18.6% from 18.0% due to cost  takeouts and  improved  operating  performance  at
Fixed Rate accounts.  The Company has adapted to changing market conditions with cost  reductions in all of the Cost of Operations  and General &  Administrative
areas.

General and  administrative  expenses  for the nine month period ended March 31,
2007 were  $3,203,277  compared to  $3,812,057  for the nine month  period ended
March 31, 2006, a decrease of $608,780 or 16.0%.  This  decrease is due to lower staffing  related  expenses in the period as well as a  reduction  in travel and related costs.

Bad Debt  Expense  for the nine month  period  ended  March 31, 2007 was $15,000 compared to $60,000 for the for the nine month  period  ended March 31,  2006, a decrease of $45,000.

Interest  expense for the  nine-month  period  ended March 31, 2007 was $345,887 compared to $284,728 for the nine month period ended March 31, 2006, an increase of $61,159 or 21.5%.  The  increases  in  interest  expense are the result of an increase in amount borrowed and increases in interest rates.

The loss before  income taxes for the nine month period ended March 31, 2007 was
$863,066  compared to $1,054,556 for the nine month period ended March 31, 2006, an  improvement  of $191,490  or 18.2%.  The net income tax benefit for the nine month period ended March 31, 2007 was $261,575 compared to $434,595 for the nine month period ended March 31, 2006, a decrease of $173,020.

The net loss  for the nine  month  period  ended  March  31,  2007 was  $601,491 compared  to  $619,961  for the nine  month  period  ended  March 31,  2006,  an improvement  of  $18,470 - the  result  of cost  effectiveness  and  performance offsetting reduced revenues and lower net income tax benefit.

Net loss per share for the nine month  period ended March 31, 2007 was $0.21 per share  compared to $0.22 for the nine month  period  ended March 31,  2006,  and improvement of $0.01 per share  reflecting  improved net income and no change in the number of shares.

LIQUIDITY AND CAPITAL RESOURCES

At March 31,  2007 the  Company  had  negative  working  capital  of  $3,623,399 compared to positive working capital of $960,636 for the same quarter last year.
This  decrease in working  capital is primarily  attributable  to the  Company's reclassification of the line of credit debt from long term to short term and the use of cash in operations.

OPERATING  ACTIVITIES.  Cash used in operations  for the Nine Months ended March
31, 2007 was $1,122,711  compared to $2,090,095  used by operations for the Nine
Months  ended  March 31,  2006.  The  current  period's  activity  is  primarily attributable to operating  losses  sustained in the current period as well as an increase in accounts receivable and decreases in accounts payables.

INVESTING  ACTIVITIES.  Investing  activities  used  $29,270 in cash in the Nine
Month period compared to $212,380 in cash provided in the same period last year.
Investing  activities include capital  expenditures in the amount of $42,374 and are consistent with previous periods.  The change is primarily the proceeds from the sale of marketable securities $249,577 during the prior year.

FINANCING ACTIVITIES. Current year to date financing activities used $139,554 in cash  compared  to $166,732  provided in the same period last year.  The year to date usage is primarily the  scheduled  sinking fund  principle  payment for the long term bonds.

CAPITAL  RESOURCES  The  Company  has certain  credit  facilities  with its bank including a revolving credit facility of $3,500,000.  At March 31, 2007 and June
30, 2006, the Company had utilized all of its revolving credit line. The Company has pledged a $250,000  Certificate of Deposit as additional  collateral against the revolving line of credit.  The Company issued two series of Industrial Bonds totaling  $3,560,548 in December 1996. The outstanding  balance on the bonds was
$2,215,000 and  $2,380,000 as of March 31, 2007 and June 30, 2006  respectively.
The Company and the bank reached an agreement in October,  2006 which  maintains the revolving  credit line in place to July 1, 2007. The Company is currently in discussion with several  financing  institutions to obtain new credit facilities that would replace the  outstanding  debt prior to July 1, 2007.  The Company is also in  discussion  with the bank to extend the  Revolving  Credit  Facility to
December 31, 2007.  However,  there can be no assurance that the Company will in fact obtain a new credit facility or that the Revolving  Credit Facility will be extended.

As  mentioned  in  previous  filings,  the  Company  has  assets  including  its
Collegeville  facility,  which  have  appreciated   substantially  and  are  not
considered essential to its core business. These assets have been the subject of
Purchase Offers from several parties.  The Company has plans to possibly sell or lease  a part of all of  these  assets  in a  fashion  that  will  increase  the liquidity of the Company.  The Company  conducted a one-day  auction on February
22,  2007 to attempt to sell its banquet  and  training  facility as well as the surrounding  land. The offers  received were not acceptable to the Company.  The auction identified several interest and qualified parties. The Company continues its efforts to lease or sell all or part of the facility and land. To date,  the
Company has no  agreements,  commitments or  understandings  with respect to the sale of all or any part of these assets and there can be no  assurance  that any such sale will occur.

==================================================================================
                                          Payment Due by Period
                    ==============================================================

  Contractual                   Less Than 1      1 - 3        4 - 5      After 5
  Obligations         Total        Year          Years        Years       Years
==================================================================================
Long-Term Debt *    $5,740,388   $3,695,388   $  350,000   $  390,000   $1,305,000
==================================================================================
Operating Leases        27,250       12,520       14,730         --           --
==================================================================================
Total Contractual
Cash Obligations    $5,767,638   $3,707,908   $  364,730   $  390,000   $1,305,000
==================================================================================

* Long-Term  Debt includes the $3,499,922  outstanding  balance on the revolving credit facility.

==================================================================================
                                        Amount of Commitment Expiration
                                                    Per Period
                  ================================================================
Other Commercial  Total Amounts Less Than 1      1 - 3        4 - 5       Over 5
  Commitments       Committed      Year          Years        Years       Years
==================================================================================
Lines of Credit     $3,500,000   $3,500,000   $     --     $     --     $     --
==================================================================================
Standby Letter of
Credit              $3,065,000         --     $3,065,000         --           --
==================================================================================
Total Commercial
Commitments         $6,565,000   $3,500,000   $3,065,000   $     --     $     --
==================================================================================

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
The Company has entered  into  agreements  with  industry  experts to assess and examine these alternatives. However, there can be no assurance as to the success of any of these efforts.

The Company's  financial  statements as of March 31, 2007 have been presented on the basis that it is a going  concern,  which  contemplates  the  realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had negative working capital of approximately  $3.6 million as of March 31,  2007,  which raised some doubt as to its ability to satisfy its obligations  during that next  fiscal  year as they  become due,  such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations,  and the protections relating to the management  fees from its contracts and future  contracts.  Management  believes that these plans,  supported by the fact that the Company still had stockholders equity of  approximately  $4.0  million  as of March 31,  2007,  reinforces  the
Company's ability to continue as a going concern.

Management believes that operating cash flow, proceeds from the sale or lease of certain assets,  available cash and available  credit resources will be adequate to make repayments of indebtedness,  meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending March 31, 2008.

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

The Company provides its services under several different financial arrangements including a fee basis and guaranteed rate basis. For Fee Contracts,  the Company manages  Operations  at a Customer  facility  and all  expenses  are paid by the
Customer. The Company recognizes Revenue in the amount of the Fee Charged.

For  Guaranteed  Rate  Contract,  the Company  charges  Customers an established amount for services  provided (for example,  per Patient Day) and is responsible for all the expenses  related to the delivery of those  services.  The amount of the billing is recorded as Revenue and the  delivery  costs are recorded as Cost of Sales. These accounts are also referred to as P&L accounts.

Regardless  of the  different  financial  arrangements,  the Company  recognizes revenue when services have been rendered and the contract price is determinable, and  collectibility  is reasonably  assured.  Ongoing  assessments of the credit
worthiness   of   customers   provide  the  Company   reasonable   assurance  of
collectibility upon performance of services. The Company has no other obligation with respect to its services once services are performed.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment loss for the quarters ended March 31, 2007 or June 30, 2006; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of March 31, 2007 and June 30,  2006,  the Company  maintained a deferred tax asset of $2,265,908 and $2,004,333 respectively.  The Company has not provided a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

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

ITEM 4T.

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
                                           Principal Financial Manager

Date:  May 15, 2007

