Form 10-K
period 2007-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2007-10-15
CIK 879303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (Fee required)
            For Fiscal year ended June 30, 2007 OR

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
              -----------------------------------------------------
              (Address of principal executive office)    (Zip Code)

Registrant's telephone number, including area code: 610-935-2050
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange     Title of Each Class
---------------------     -------------------
On Which Registered
-------------------

                      None

           Securities registered pursuant to Section 12(g) of the Act:
     Title of Each Class
     -------------------

Shares of Class A Common Stock (no par value)

                            (Cover Page 1 of 3 Pages)

Indicate by checkmark if the  registrant  is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act.

YES         NO   X
     -----     -----

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (2) of the Act

YES         NO   X
     -----     -----

Indicate by checkmark  whether the registrant (1) has filed all reports required to be filed by  Section  13 or 15(d)  of the  Securities  Exchanges  Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days.

YES    X    NO
     -----     -----

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

LARGE ACCELERATED FILER       ACCELERATED FILER       NON-ACCELERATED FILER  X
                       -----                   -----                       -----

Indicate by checkmark  whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

YES         NO   X
     -----     -----

The aggregate  market value of voting stock (Class A Common Stock, no par value)
held by  non-affiliates  of the Registrant as of June 30, 2007 was approximately
$377,109.

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest  practicable  date: At August 25, 2007, there was outstanding  2,747,000 shares of the  Registrant's  Class A Common Stock, no par value,  and 100,000  shares of the  Registrant's  Class B Common  Stock,  no par value.

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

The Company was incorporated  under the laws of the Commonwealth of Pennsylvania on March 28, 1979, and focuses on the continuing care and  health-care  segments of the food service market.  Its customers  include  continuing care facilities, hospitals, retirement communities and schools.

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

MARKETING AND SALES

The  Company's   customers  include   continuing  care  facilities,   hospitals,
retirement  communities  as well as  schools,  which  range in size  from  small
individual  facilities  to  large  multi-facility   operations.   Although  many
facilities perform their own food service functions without relying upon outside management  firms such as the  Company,  the Company  expects the market for its services  to grow as  facilities  increasingly  seek to  contain  costs  and are required to comply with increased governmental regulations.

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

SERVICE AGREEMENTS

The Company provides its services under several different financial arrangements including  a fee basis and  guaranteed  rate  basis.  As of June 30,  2007,  the
Company provided  services under various service  agreements at forty-three (43)
facilities. At certain of these facilities, the Company has contracts to provide vending  services  and  housekeeping  services in  addition  to the  contract to provide  food  services.  Most of these  contracts  have one year  terms and are automatically  renewable  at the  end  of  each  service  year.  The  agreements generally  provide that either party may cancel the  agreement  upon ninety (90)
days written notice.

In consideration  for providing its services,  the Company expects to be paid by its clients in accordance  with the credit terms agreed upon which range from 30 days to 90 days.

MAJOR CUSTOMER

The  Company's  Food  Service  Management  Segment had sales to three  customers representing  approximately the following percentage of total revenues,  for the years ended June 30, 2007, 2006, and 2005, respectively:

               Years Ending June 30,
               ---------------------
                 2007  2006  2005
                 ----  ----  ----
Customer A        38%   34%   29%
Customer B         4%   14%   21%
Customer C        12%   10%   11%

The loss of any of these customers  could have a material  adverse effect on the
Company's future results of operations.

COMPETITION

The Company  competes mainly with regional and national food service  management companies  operating in the continuing care and health care industries,  as well as with the self-managed departments of its potential clients.

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

EMPLOYEES

At June 30, 2007, the Company employed a total of  approximately  269 employees.
Approximately  130 of those  employees serve in various  executive,  management, administrative,  quality  assurance  and sales  capacities.  The  remaining  139 employees are primarily  dietary and  housekeeping  workers.  Approximately  101
(73%) of the  Company's  dietary  and  housekeeping  workers  are  covered  by a collective bargaining agreement. The Company's collective bargaining agreement  commenced in 2003 and ended in August 2006.  The Company is currently involved in  negotiations to enter into a new collective  bargaining  agreement, although there can be no assurance that a new  collective  bargaining  agreement will be entered into. The Company makes  contributions  to the union's  benefits funds as required by the collective bargaining agreement.  The Company considers its relationships with its employees and unions to be satisfactory.

PURCHASING

For the years  ended June 30,  2007,  2006 and 2005,  respectively,  the Company purchased the following  percentages of its food and non-food  products from two vendors:

                                   Years Ended June 30,
                                   --------------------
                                     2007  2006  2005
                                     ----  ----  ----
                          Vendor A:   29%   38%   45%
                          Vendor B:   18%   19%   19%

While the Company maintains a good relationship with these vendors, in the event of a  disruption  in  the  Company's  relationship  with  these  vendors  or any disruption in the vendors' business, the Company has alternate sources of supply for its food and non-food products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not applicable.

ITEM 1A - RISK FACTORS

Investors  should be aware of several  risks  before  investing  in the  Company including  but not limited to (i) the Company had a net loss of $771,147 for the fiscal year ended June 30, 2007,  (ii) the  Company's  revenues  decreased  from
$23,366,435  for fiscal year ended June 30, 2006 to  $20,911,939  for the fiscal year ended June 30,  2007,  (iii) the Company had  negative  working  capital of
$3,519,962 at June 30, 2007 (primarily the result of a  reclassification  of the line of credit debt from long term to short term) as compared to working capital of $687,123 at June 30, 2006,  (iv) the Company's Class A Common stock is traded on the Pink Sheets and hence there is limited liquidity of the Company's Class A
Common  Stock,  (v) the  Company  has never  paid any  dividends  and its credit facility  prohibits it from paying any cash  dividends,  and (vi) the  Company's
Chief  Executive  Officer  is the  holder of in  excess of 70% of the  Company's voting stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company is unaware of any unresolved staff comments.

ITEM 2 - PROPERTIES

The  Company  leases  its  corporate  offices,  located at 725  Kimberton  Road,
Kimberton,  Pennsylvania, which consists of approximately 8,500 square feet from
Ocean 7, Inc., a corporation  controlled by the Chief  Executive  Officer of the
Company.  Currently the lease is on a  month-to-month  basis on terms  generally similar to those prevailing to unrelated parties.

During the three years ended June 30, 2007,  2006 and 2005, the Company paid the related  party  entity rent in the amounts of $265,283,  $261,165 and  $259,758, respectively.  The  Company  leases  an  apartment  from  the  same  company  to accommodate visiting clients and employees.

In  addition,  the Company is provided  with office  space at each of its client facilities.

The  Company  owns  approximately  twenty-two  acres  of land  in  Collegeville,
Pennsylvania.  In 1997,  the Company  completed its  renovations  of an existing
40,000  square foot  building  to serve as a training  facility  and  conference center.  The Company conducted a one-day auction on February 22, 2007 to attempt to sell its banquet and training  facility as well as the surrounding  land. The offers  received  were not  acceptable  to the Company.  The auction  identified several interested and qualified  parties.  The Company continues its efforts to lease or sell all or part of the  facility  and land.  The  Company is in active discussions with several parties;  however,  there can be no assurances that the
Company will successfully conclude these discussions, or that it will be able to lease or sell all or part of the facilities and land on acceptable  terms, if at all

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

                         Fiscal 2007          High       Low
                         --------------      ------     ------
                         Fourth Quarter      $ 0.47     $ 0.44
                         Third Quarter         0.60       0.45
                         Second Quarter        0.51       0.44
                         First Quarter         0.45       0.43

                         Fiscal 2006          High       Low
                         --------------      ------     ------
                         Fourth Quarter      $ 0.45     $ 0.40
                         Third Quarter         0.43       0.35
                         Second Quarter        0.65       0.35
                         First Quarter         0.55       0.37

The  prices   presented  are  bid  prices,   which   represent   prices  between
broker-dealers  and  do  not  include  retail  mark-ups  and  mark-downs  or any commission  to the  broker-dealer.  The above  prices do not  reflect  prices in actual transactions.

HOLDERS

As of August 25, 2007, there were approximately  forty (40) holders of record of the Class A Common Stock.

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

                                                                 Years ended June 30
                                                                 -------------------
                                         2007           2006            2005            2004           2003
                                    ------------    ------------    ------------    ------------    ------------
Revenue                             $ 20,911,939    $ 23,366,435    $ 26,602,161    $ 27,999,905    $ 27,306,030
Gross profit                           3,877,032       4,273,467       4,914,568       5,257,520       4,621,590
Loss from Operations                    (699,461)     (1,151,505)       (770,800)       (856,851)     (1,099,435)
Other income/(expense)                  (333,261)       (198,203)      1,854,038        (195,283)       (217,393)
Net income/(loss)                       (771,147)       (820,442)        775,657        (850,434)       (819,441)

Per share of common stock (basic and diluted):
Net income/(loss)                   $      (0.27)   $      (0.29)   $       0.27    $      (0.30)   $      (0.29)
                                    ============    ============    ============    ============    ============
Weighted average
common shares
Outstanding (basic and
diluted)                               2,847,000       2,847,000       2,847,000       2,847,000       2,847,000
                                    ============    ============    ============    ============    ============

                                                                   As of June 30
                                                                   -------------
                                         2007           2006            2005            2004           2003
                                    ------------    ------------    ------------    ------------    ------------
Working capital                     $ (3,519,962)   $    687,126    $  1,581,159    $    266,441    $  1,726,474
Total assets                          13,274,851      13,967,438      16,190,634      14,279,295      15,142,714
Long-term debt                         2,045,000       5,714,922       5,604,921       5,376,922       5,339,343
Stockholders' equity                   3,813,751       4,584,898       5,413,580       4,629,683       5,480,117

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

RESULT OF OPERATIONS YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

Revenues for the year ended June 30, 2007 ("Fiscal  2007") were  $20,911,939,  a decrease of $2,454,496 or 10.5% compared to revenues of $23,366,435 for the year
ended  June  30,  2006  ("Fiscal  2006").   This  decrease  is  almost  entirely
attributable  to accounts which had terminated  during the previous  fiscal year and for which no revenues were recognized during the current year.  Revenue from new  accounts  during  the  current  year have  been  sufficient  to offset  any contracts  terminating  in the  current  year.  Revenues  at ongoing  facilities increased  slightly year over year.  Revenues for fiscal 2007 from  Collegeville
Inn  operations  increased  over fiscal 2006 primarily due to an increase in the cook chill operations.

Cost of operations  for Fiscal 2007 was  $17,034,907  compared to $19,092,968 in
Fiscal  2006,  a decrease  of  $2,058,061  or 10.8%.  This  decrease in costs of operations  is  primarily  related to lower  revenues  during the period and the expenses associated with those revenues.

Gross  profit for Fiscal 2007 was  $3,877,032  or 18.5% of revenue,  compared to
$4,273,467  or 18.3% of revenue in Fiscal  2006, a decrease of $396,435 or 9.3%.
The decrease in gross profit is due to the net impact of new  contracts and lost contracts,  which was partially offset by the renegotiation of contract rates in the normal course of business.  The Gross Margin Percentage of Sale increased to
18.5% from 18.3% due to cost  takeouts and  improved  operating  performance  at fixed rate accounts.  The Company has adapted to changing market conditions with cost reductions in the Cost of Operations and General & Administrative areas.

General and administrative  expenses for Fiscal 2007 were $4,278,885 or 20.5% of revenue,  compared to $4,965,732 or 21.3% of revenue for Fiscal 2006, a decrease of $686,847 or 13.8%. This decrease is due to lower staffing related expenses as well as a reduction in travel and related costs.

Depreciation and amortization for Fiscal 2007 was $275,980, compared to $399,240 for Fiscal  2006.  This  reduction  is the result of certain  fixed assets being fully depreciated.

Provision for doubtful  accounts for Fiscal 2007 was $21,628 compared to $60,000 for  Fiscal  2006.  The  decrease  is due to the  Company  having  a  sufficient provision  providing  for  potential  non-payments  on a specific  customer  and general  unallocated  basis. The provision for doubtful  accounts  represents an estimate of amounts considered  uncollectible  based on specifically  identified amounts that we believe to be based on historical collection experience, adverse situations  that may  affect  the  customers  ability  to repay  and  prevailing economic conditions.

Loss from operations for Fiscal 2007 was $699,461 or 3.3% of revenue compared to
$1,151,505  or 4.9% of revenue for Fiscal 2006,  an  improvement  of $452,044 or
39.3%.  This  improvement is the result of cost  effectiveness  and  performance offsetting reduced revenues as well as a reduction of general and administrative expenses.

Interest  expense for Fiscal 2007 was  $472,454 or 2.2% of revenue,  compared to
$404,494 or 1.7% of revenue for Fiscal 2006. This increase is due to an increase in amount borrowed and increases in interest rates.

Other  income for Fiscal 2007 was  $67,057 or .3% of revenues  compared to other income of $128,276 or .6% of revenue for Fiscal 2006.  Fiscal 2007  includes the recovery  of  a  previously  fully  reserved  outstanding  amount  for  accounts receivable as well as the  reimbursement of fees from the successful  resolution of the litigation  detailed in Item 3 - Legal Proceedings.  Fiscal 2006 includes the gain on sale of securities  sold in the third quarter of 2006 as well as the receipt of funds for the  Company  granting  an  easement  on  Collegeville  Inn property.

For the reasons  stated above,  net loss before income taxes for Fiscal 2007 was
$1,032,722  or 4.9% of  revenue  compared  to net loss  before  income  taxes of
$1,349,708 or 5.8% of revenue for Fiscal 2006.

The net loss for Fiscal 2007 was $771,147 or 0.27 per share compared to net loss of $820,442 or $0.29 per share for Fiscal 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's  requirement  for capital is to fund (i) sales  growth,  (ii) food
purchases  and  wage  costs  at  certain   facilities  in  advance  of  customer
reimbursement,  and (iii)  financing  for  acquisitions.  Our primary  source of financing during 2007 and 2006 was cash flow from operations.

At June 30, 2007,  the Company had negative  working  capital of  $3,519,962  as compared  to working  capital of  $687,123 at June 30,  2006.  This  decrease in working capital is primarily  attributable to the Company's  reclassification of the line of credit  debt  from  long  term to short  term and the use of cash in operations.  Cash used by operations  for Fiscal 2007 was $962,625,  compared to
$1,614,930  used by operations for Fiscal 2006.  This activity was attributed to operating losses in the period as well as an increase in accounts receivable.

Investing  activities  used $53,698  during  Fiscal 2007 compared to $213,881 in cash provided during Fiscal 2006.  Fiscal 2007 includes capital  expenditures of
$49,482.  Investing  activities for Fiscal 2006 include capital  expenditures in the amount of $46,685 as well as the sale of marketable  securities of $249,577.
During Fiscal 2007,  financing  activities  provided  $104,614 which include the release of  $250,000  of  restricted  cash.  Fiscal  2006  financing  activities provided $125,000 in cash,  primarily due to proceeds from the Company's line of credit.

The Company has certain  credit  facilities  with its bank including a revolving credit of $3,500,000. At June 30, 2007, the Company had approximately $3,500,000 outstanding  under its  revolving  credit.  The  Company  had pledged a $250,000
Certificate  of Deposit as additional  collateral  against the revolving line of credit which has now been released as part of the new agreement  reached in June
2007. The Company issued two series of Industrial  Bonds totaling  $3,560,548 in
December  1996. The  outstanding  balance on the bonds was $2,215,000 as of June
30, 2007. In June 2007, the Company entered into an agreement whereby the credit loan facility was extended to December 31, 2007. The Company  intends to replace or retire this debt prior to that date.

===============================================================================================================
                                                      Payment Due by Period
===============================================================================================================
Contractual Obligations              Total        Less Than 1     2 - 3 years     4 - 5 years     After 5 years
                                                                     year
===============================================================================================================
Long-Term Debt*                    $5,734,536      $3,689,536     $  350,000       $  390,000       $1,305,000
===============================================================================================================
Operating Leases                   $   24,120      $   12,520     $   11,601             --               --
===============================================================================================================
Total Contractual Cash             $5,758,656      $3,702,056     $  361,601       $  390,000       $1,305,000
Obligations
===============================================================================================================

o     Long-Term  Debt  includes  the  $3,499,114   outstanding  balance  on  the
      revolving credit facility.

                                       13

===============================================================================================================
                                              Amount of Commitment Expiration Per Period
===============================================================================================================
Other Commercial                 Total Amounts     Less Than 1     1 - 3 years     4 - 5 years     Over 5 years
  Commitments                      Committed          year
===============================================================================================================
Lines of Credit                    $3,500,000      $3,500,000       $    --            $--           $--
===============================================================================================================
Standby Letter of Credit            3,065,000            --          3,065,000          --            --
===============================================================================================================
Total Commercial                   $6,565,000      $3,500,000       $3,065,000          --            --
Commitments
===============================================================================================================

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

The Company's  financial  statements as of June 30, 2007 have been  presented on the basis that it is a going  concern,  which  contemplates  the  realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had negative working capital of approximately  $3.5 million as of June 30,  2007,  which  raises some doubt as to its ability to satisfy its obligations  during the next  fiscal  year as they  become  due,  such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations,  and the protections relating to the management  fees from its contracts and future  contracts.  Management  believes that these plans,  supported by the fact that the Company still had stockholders equity  of  approximately  $3.8  million  as of June 30,  2007,  reinforces  the
Company's ability to continue as a going concern.

Based upon its present  plans,  management  believes that  operating  cash flow, available cash,  proceeds from the sale or lease of certain assets and available credit  resources will be adequate to make repayments of indebtedness  described herein, to meet the working capital cash needs of the Company, satisfy the needs of its operations and to meet anticipated  capital  expenditure needs during the twelve months ending June 30, 2008.

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

In an effort to extend its current bank debt, the Company may seek to access the public equity markets  whenever  conditions  are favorable,  even if it does not have an  immediate  need for  additional  capital at that time.  Any  additional funding may result in  significant  dilution  and could  involve the issuance of securities with rights, which are senior to those of existing stockholders.  The
Company may also need additional funding earlier than anticipated,  and its cash requirements,  in  general,  may vary  materially  from those now  planned,  for reasons  including,  but not limited to,  competitive  advances  and higher than anticipated expenses and lower than anticipated revenues from operations.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006,  the FASB  issued  SFAS  Interpretation  No. 48,  "ACCOUNTING  FOR
UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF SFAS NO. 109" ("FIN 48"). FIN
48  prescribes  a  recognition  threshold  and  measurement  attribute  for  the financial  statement  recognition  and  measurement  of a tax position  taken or expected  to be taken in a tax  return.  The  evaluation  of a tax  position  in accordance  with FIN 48 is a  two-step  process.  We first will be  required  to determine  whether it is more likely than not that a tax position,  if any, will be sustained upon  examination,  including  resolution of any related appeals or litigation  processes,  based on the  technical  merits of the  position.  A tax position that meets the "more likely than not"  recognition  threshold will then be measured to determine  the amount of benefit to  recognize  in the  financial statements  based upon the  largest  amount of benefit  that is greater  than 50 percent likely of being realized upon ultimate  settlement.  FIN 48 is effective for fiscal years  beginning  after  December 15, 2006.  The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

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

The Company provides its services under several different financial arrangements including a fee basis and  guaranteed  rate basis.  For Fee  Contracts,  certain expenses are paid directly by the Customer and certain  expenses are paid by the
Company and billed to the Customer. The Company recognizes Revenue in the amount of the expenses billed and the fees for providing services.

For Guaranteed  Rate  Contracts,  the Company  charges  Customers an established amount for services  provided (for example,  per Patient Day) and is responsible for all the expenses  related to the delivery of those  services.  The amount of the billing is recorded as Revenue and the  delivery  costs are recorded as Cost of Sales.

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
Measurement  of the amount of  impairment,  if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges. Based upon a review  of its  long-lived  assets,  the  Company  did not  recognize  an impairment loss for the fiscal year ended June 30, 2007;  however,  there can be no assurance  that the Company  will not  recognize  an  impairment  loss on its long-lived assets in future periods.

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

As of June 30, 2007 and 2006,  the Company  maintained  a deferred  tax asset of
$2,265,908  and  $2,004,333,  respectively.  The  Company  has  not  provided  a valuation  allowance  against its deferred tax assets after  consideration  of a future  gain on the  disposal  of  certain  land  adjacent  to its  Collegeville facility and anticipated  future  profitable  operating  results.  However,  the amount  realizable  may be  reduced  if future  taxable  income is reduced or is insufficient to utilize the entire deferred tax asset.

EMPLOYMENT CONTRACTS

For the fiscal years ended June 30, 2007, 2006 and 2005, the Company paid a base salary of $290,344,  $333,727 and $335,768 to Joseph Roberts, Chairman and Chief
Executive  Officer  and  $213,544,  $237,846  and  $236,324  to  Kathleen  Hill,
President and Chief Operating Officer,  respectively.  The Company currently has no  employment  contracts  with  either  of such  individuals,  as all  previous employment contracts with such individuals  expired. The Compensation  Committee of the Board of Directors is currently  engaged in discussions  with Mr. Roberts and Ms. Hill with respect to their  compensation for the fiscal year ending June
30, 2008.

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

ITEM 9A - CONTROLS AND PROCEDURES

 Based on their evaluation,  as of the end of the period covered by this report, the  Company's  Chief  Executive  Officer and Principal  Financial  Manager have concluded the Company's  disclosure controls and procedures (as defined in Rules
13a-15 and 15d-15  under the  Securities  Exchange  Act of 1934) are  effective.
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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Shareholders  under the caption  "Directors and Executive
Officers of the Registrant", and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Shareholders  under the caption  "Executive  Compensation and Compensation of Directors" and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This information will be contained in the Proxy Statement of the Company for the
2007 Annual Meeting of Shareholders  under the caption "Security  Ownership" and
"Election of Directors" and is incorporated herein by reference.

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

This  information  will be contained in the Proxy  Statements of the Company for the 2007 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Moore Stephens,  P.C.  ("Moore  Stephens")  served as the
Company's  independent  registered  public  accounting firm for the fiscal years ended  June  30,  2007,  2006 and  2005,  respectively.  Such  firm has no other relationship to the Company or its affiliates.

AUDIT FEES

Moore  Stephens  billed the  Company  $50,000  for audit fees for the  Company's annual  consolidated  financial  statements  for the fiscal  year ended June 30,
2007,  $45,000  for fiscal  year ended June 30, 2006 and $40,000 for fiscal year ended 2005.

AUDIT RELATED FEES

Moore  Stephens  billed the Company  $6,000 for audit  related  services for the fiscal year ended June 30, 2007,  $15,000 for June 2006 and $12,000 for June 30,
2005.

TAX FEES

Moore  Stephens  billed the Company  $12,000 for tax services  during the fiscal year ended June 30,  2007 and June 2006 and  $11,900  for the fiscal  year ended
June 30, 2005.

ALL OTHER FEES

Moore Stephens did not bill the Company for any other professional  services for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

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

All of the  engagements  and fees for the  Company's  fiscal year ended June 30,
2007 were approved by the Audit Committee.

The Audit Committee of the Board of Directors  considered  whether the provision of  non-audit  services by Moore  Stephens  was  compatible  with its ability to maintain  independence  from  an  audit  standpoint  and  concluded  that  Moore
Stephens' independence was not compromised.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)   1.    Consolidated Financial Statements

            Reports of Independent Registered Public Accounting Firm        F-2

            Consolidated Balance Sheets as of June 30, 2007 and 2006        F-3

            Consolidated Statements of Operations for the
            Years Ended June 30, 2007, 2006 and 2005                        F-4

            Consolidated Statements of Stockholders' Equity for the
            Years Ended June 30, 2007, 2006 and 2005                        F-5

            Consolidated Statements of Cash Flows for the
            Years Ended June 30, 2007, 2006 and 2005                        F-6

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

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
------------------------------------
Joseph V. Roberts,
Chief Executive Officer and Director

Date: October 15, 2007
      ----------------

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934,  as
amended,  this annual report has been signed by the following  persons on behalf of the registrant and in the capacities indicated as of OCTOBER 15, 2007_.

/s/ Joseph V. Roberts                      /s/ Kathleen A. Hill
------------------------------------       -------------------------------------
Joseph V. Roberts, Chief                   Kathleen A. Hill,
Executive Officer and Director             President and
(Principal Financial Officer)              Director

/s/ Richard Kresky                         /s/ Samuel R. Shipley
------------------------------------       -------------------------------------
Richard Kresky, Director                   Samuel R. Shipley, Director

/s/ Michael M. Gosman                      /s/ Michelle L. Roberts-O'Donnell
------------------------------------       -------------------------------------
Michael M. Gosman, Director                Michelle L. Roberts-O'Donnell, Director

/s/ Jane Scaccetti
------------------------------------
Jane Scaccetti, Director

FINANCIAL STATEMENTS AND REPORTS OF REGISTERED PUBLIC ACCOUNTING FIRMS
NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
JUNE 30, 2007, 2006 AND 2005

                                TABLE OF CONTENTS

                                                      Page
                                                      ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                       F - 2

CONSOLIDATED BALANCE SHEETS                           F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                 F - 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY        F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS                 F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            F - 7 to F -19

SUPPLEMENTAL INFORMATION

      SCHEDULE OF VALUATION ACCOUNTS                  F - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of
  Nutrition Management Services Company and
  Subsidiaries Kimberton, Pennsylvania

We have  audited  the  accompanying  consolidated  balance  sheets of  Nutrition
Management  Services  Company and Subsidiaries as of June 30, 2007 and 2006, and
the related  consolidated  statements of  operations,  changes in  stockholders'
equity,  and cash flows for each of the three years in the period ended June 30,
2007. These  consolidated  financial  statements and the consolidated  financial statement  schedule  referred to below are the  responsibility  of the Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements and the consolidated  financial statement schedule based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated financial statements are free of material misstatement. The Company is not  required  to  have,  nor were we  engaged  to  perform,  an audit of its internal control over financial reporting.  Our audit included  consideration of internal  control  over  financial  reporting  as a basis  for  designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal  control over financial reporting. Accordingly, we express no such opinion. An audit also includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the consolidated  financial statements,  assessing the accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
Nutrition  Management  Services Company and Subsidiaries as of June 30, 2007 and
2006, and the consolidated  results of their operations and their cash flows for each of the three years in the period ended June 30, 2007,  in  conformity  with accounting  principles  generally accepted in the United States of America.  Our audit was made for the  purpose of forming an opinion on the basic  consolidated financial  statements  taken as a whole.  The  schedule  listed  in the index to consolidated  financial statements is the responsibility of Nutrition Management
Services  Company's  management  and is presented for purposes of complying with the  Securities  and  Exchange  Commission's  rules and is not part of the basic consolidated  financial  statements.  The  schedule  has been  subjected  to the auditing  procedures  applied in the audit of the basic  consolidated  financial statements  and, in our  opinion,  fairly  states in all  material  respects the financial  data  required  to be set  forth  therein  in  relation  to the basic consolidated financial statements taken as a whole.

                                                 /s/ MOORE STEPHENS, P.C.

                                                 MOORE STEPHENS, P.C.
                                                 Certified Public Accountants

Cranford, New Jersey
October 15, 2007

                                  Nutrition Management Services Company and Subsidiaries
                                               CONSOLIDATED BALANCE SHEETS
                                                         June 30,

                                                                                              2007                2006
                                                                                        ------------        ------------
Current assets
     Cash and cash equivalents                                                          $    701,858        $  1,613,567
     Accounts receivable (net of allowance for doubtful accounts of $755,778
          and $964,188 in 2007 and 2006, respectively)                                     2,774,016           2,329,601
     Inventory                                                                               142,921             142,220
     Prepaid and other                                                                       277,343             269,353
                                                                                        ------------        ------------
          Total current assets                                                             3,896,138           4,354,741
                                                                                        ------------        ------------

Property and equipment - net                                                                 115,126             114,921
Assets held for sale                                                                       6,295,450           6,522,152
Other assets
     Restricted cash                                                                            --               250,000
     Note receivable                                                                          86,746             134,865
     Advances to officers                                                                    427,510             423,294
     Deferred income taxes                                                                 2,265,908           2,004,333
     Bond issue costs (net of accumulated amortization of $154,158
     and $139,597 in 2007 and 2006, respectively)                                            138,359             151,731
     Other assets                                                                             49,614              11,401
                                                                                        ------------        ------------
          Total other assets                                                               2,968,137           2,975,624
                                                                                        ------------        ------------
          Total assets                                                                  $ 13,274,851        $ 13,967,438
                                                                                        ============        ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                                  $    170,000        $    165,000
     Current portion of line of credit                                                     3,499,114                --
     Accounts payable                                                                      3,001,543           2,998,049
     Accrued expenses                                                                        282,703             213,883
     Accrued payroll                                                                         260,185             226,611
     Other                                                                                   202,555              64,075
                                                                                        ------------        ------------
          Total current liabilities                                                        7,416,100           3,667,618
                                                                                        ------------        ------------

Long-term liabilities
     Long-term debt - net of current portion                                               2,045,000           5,714,922
                                                                                        ------------        ------------
          Total long-term liabilities                                                      2,045,000           5,714,922
                                                                                        ------------        ------------

Commitments and contingencies
Stockholders' equity
     Preferred stock - no par, 2,000,000 shares authorized, none issued and outstanding
     Common stock
          Class A - no par, 10,000,000 shares authorized; 3,000,000 issued,
              2,747,000 outstanding                                                        3,801,926           3,801,926
          Class B - no par, 100,000 shares authorized; 100,000 shares issued and
              outstanding                                                                         48                  48
     Accumulated other comprehensive income (net of tax)                                        --                  --
     Retained earnings                                                                       511,340           1,282,487
                                                                                        ------------        ------------
                                                                                           4,313,314           5,084,461
     Less treasury stock - (common - Class A: 253,000 shares - at cost )                    (499,563)           (499,563)
                                                                                        ------------        ------------
          Total stockholders' equity                                                       3,813,751           4,584,898
                                                                                        ------------        ------------
          Total liabilities and stockholders' equity                                    $ 13,274,851        $ 13,967,438
                                                                                        ============        ============

                             The accompanying notes are an integral part of these statements

                                  Nutrition Management Services Company and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   Year ended June 30,

                                                                        2007                2006               2005
                                                                    ------------        ------------        ------------

Food service revenue                                                $ 20,911,939        $ 23,366,435        $ 26,602,161

Cost of operations
     Payroll and related expenses                                      8,816,497           9,540,157          10,789,982
     Other costs of operations                                         8,218,410           9,552,811          10,897,611
                                                                    ------------        ------------        ------------

     Cost of operations                                               17,034,907          19,092,968          21,687,593
                                                                    ------------        ------------        ------------

Gross profit                                                           3,877,032           4,273,467           4,914,568
                                                                    ------------        ------------        ------------

Expenses
General and administrative expenses                                    4,278,885           4,965,732           4,943,466
     Depreciation and amortization                                       275,980             399,240             576,902
     Provision for doubtful accounts                                      21,628              60,000             165,000
                                                                    ------------        ------------        ------------

     Total Expenses                                                    4,576,493           5,424,972           5,685,369
                                                                    ------------        ------------        ------------

     Loss from operations                                               (699,461)         (1,151,505)           (770,800)
                                                                    ------------        ------------        ------------

Other income/(expense)
     Interest expense                                                   (472,454)           (404,494)           (279,245)
     Interest income                                                      72,136              78,015              12,045
     Gain on Sale of Securities                                             --                44,256                --
     Other                                                                67,057              84,020           2,121,238
                                                                    ------------        ------------        ------------

     Other income/(expense) - net                                       (333,261)           (198,203)          1,854,038
                                                                    ------------        ------------        ------------

(Loss)/income before income taxes                                     (1,032,722)         (1,349,708)          1,083,238

Income tax (benefit)/expense                                            (261,575)           (529,266)            307,580
                                                                    ------------        ------------        ------------

Net (loss)/income                                                       (771,147)           (820,442)            775,657

Other comprehensive income/(loss) (net of tax):
     Unrealized holding gains/(losses) arising during period                --                  --                 8,240
     Less: Reclassification adjustment for realized gains
     included in net income                                                 --                  --                  --
                                                                    ------------        ------------        ------------

     Total other comprehensive income                                       --                  --                 8,240
                                                                    ------------        ------------        ------------

Comprehensive income/(loss)                                         $   (771,147)       $   (820,442)       $    783,897
                                                                    ============        ============        ============

Net income/(loss) per share - basic and diluted                     $      (0.27)       $       (.29)       $        .27
                                                                    ============        ============        ============

Weighted average number of shares - basic and diluted                  2,847,000           2,847,000           2,847,000
                                                                    ============        ============        ============

                             The accompanying notes are an integral part of these statements

                                       Nutrition Management Services Company and Subsidiaries
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               For the three years ended June 30, 2005

                         Class A Common Stock    Class B Common Stock                                  Treasury Stock
                         --------------------    --------------------                                  --------------
                                                                                  Accumulated
                                                                                     Other                               Total
                         Number of             Number of               Retained   Comprehensive Number of              Stockholders'
                          Shares      Amount    Shares      Amount     Earnings      Income      Shares       Amount      Equity
                        ---------- ----------- --------- ----------- -----------  ------------- --------- ------------ -------------

Balance June 30, 2004   2,747,000    3,801,926  100,000           48   1,327,272          --    (253,000)    (499,563)   4,629,683

Net Income                   --           --       --           --       775,657          --        --           --        775,657
Other Comprehensive
 Income                      --           --       --           --          --           8,240      --           --          8,240

Balance-June 30, 2005   2,747,000  $ 3,801,926  100,000  $        48 $ 2,102,929   $     8,240  (253,000) $  (499,563) $ 5,413,580

Other Comprehensive
 Income                      --           --       --           --          --          (8,240)     --           --         (8,240)

Net loss                     --           --       --           --      (820,442)         --        --           --       (820,442)

Balance-June 30, 2006   2,747,000  $ 3,801,926  100,000  $        48 $ 1,282,487   $      --    (253,000) $  (499,563) $ 4,584,898

     Net loss                --           --       --           --      (771,147)         --        --           --       (771,147)

     Balance-
      June 30, 2007     2,747,000  $ 3,801,926  100,000  $        48 $   511,340   $      --    (253,000) $  (499,563) $ 3,813,751

                                   The accompanying notes are an integral part of these statements

                                 Nutrition Management Services Company and Subsidiaries
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Year ended June 30,

                                                                           2007               2006              2005
                                                                      ------------       ------------       -----------
Operating activities
Net income/(loss)                                                     $  (771,147)       $  (820,442)       $   775,657
         Adjustments to reconcile net income/(loss) to net cash
              provided by operating activities
     Gain on sale of marketable securities                                   --              (44,256)              --
     Depreciation and amortization                                        275,980            399,240            576,902
     Amortization of bond costs                                            14,564             14,564             14,568
     Provision for bad debts                                               21,628             60,000            165,000
     (Benefit)/expense for deferred taxes                                (261,575)          (548,219)           167,727

Changes in assets and liabilities
Accounts receivable                                                      (417,924)           668,750           (978,026)
     Inventory                                                               (701)           (13,265)            30,232
     Prepaid and other                                                    (47,399)           144,566             48,286
     Income tax refund                                                       --               43,730             19,618
     Accounts payable                                                       3,494           (993,217)           687,320
     Accrued expenses                                                      68,820           (484,477)           411,830
     Accrued payroll                                                       33,574            (30,708)            35,143
     Other                                                                118,061            (11,196)           (85,398)
                                                                      -----------        -----------        -----------

         Net cash provided by operating activities                       (962,625)        (1,614,930)         1,868,859

Investing activities
     Purchase of property and equipment                                   (49,482)           (46,685)            (2,961)
     Purchase of marketable securities                                       --                 --              (38,660)
     Net proceeds of marketable securities                                   --              249,577             36,308
     (Advances)/repayments by employees and officers                       (4,216)            10,989              1,000
                                                                      -----------        -----------        -----------

         Net cash provided by/(used in) investing activities              (53,698)           213,881             (4,313)
Financing activities
     Restricted cash                                                      250,000               --                 --
     Proceeds from financing                                              297,659            238,869               --
     Proceeds from long-term borrowings                                      --              275,000            436,000
     Repayment of long-term borrowings                                   (165,808)          (150,000)          (203,000)
     Repayment of financing                                              (277,237)          (238,869)              --
     Repayment of note payable                                               --                 --             (154,453)
                                                                      -----------        -----------        -----------

         Net cash provided by/(used in) financing activities              104,614            125,000            (78,547)
                                                                      -----------        -----------        -----------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                     (911,709)        (1,276,049)         1,943,093
Cash and cash equivalents - beginning of year                           1,613,567          2,889,616            946,523
                                                                      -----------        -----------        -----------
Cash and cash equivalents - end of year                               $   701,858        $ 1,613,567        $ 2,889,616
                                                                      ===========        ===========        ===========
Supplemental disclosures of cash flow information
     Cash paid during the years for
       Interest                                                       $   445,220        $   419,416        $   217,764
       Income taxes                                                   $    38,459        $     5,362        $     3,014

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

   As of June 30, 2007 there were no marketable securities.

   During the years ended June 30, 2007, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available for sale were as follows:

                                      2007        2006        2005
                                   ---------   -----------   -------

           Sales proceeds          $    --     $   249,577   $36,308
                                   =========   ===========   =======

           Gross realized gains    $    --     $    44,256   $  --
                                   =========   ===========   =======

           Gross realized losses   $    --     $      --     $  --
                                   =========   ===========   =======

             Nutrition Management Services Company and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   4.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The  Company's  accounts  receivable  are  primarily  related to food service management  fees.  Credit  is  extended  based on prior  experience  with the customer  and  evaluation  of  a  customer's  financial  condition.  Accounts receivable  are generally due within thirty to sixty days.  The allowance for doubtful accounts represents an estimate of amounts considered  uncollectible and is determined based on specifically identified amounts that we believe to be based on historical  collection  experience,  adverse  situations that may affect the customer's ability to repay and prevailing economic conditions. If our actual collections experience changes,  revisions to our allowance may be required.  The  Company  believes  it will be  successful  in its  collection efforts related to its outstanding balances.

   5.  INVENTORY

   Inventory,  which consists  primarily of food, is stated at the lower of cost
   (first-in,  first-out  method) or market.  The Company records  inventory for contracts  which require goods to be owned by the Company.  For the remaining customers,  the Company purchases  inventory on their behalf and a payable or receivable  is recorded for the change in the value of these goods,  which is then  collected  from or paid to  customers.  As of June 30,  2007 and  2006, inventory  was $142,921 and $142,220,  respectively.  As of June 30, 2007 and
   2006,   inventory   receivable   from   customers   was  $9,737  and  $11,445
   respectively,  while  inventory  payable to  customers  was $4,204 and $3,766 respectively.

   6.  REVENUE RECOGNITION

  The Company  recognizes  revenue  when  services  have been  rendered  and the contract price is  determinable,  and  collectibility  is reasonably  assured.
  Revenue is  generated  primarily  from fees for food  service  management  and facilities  management at continuing care and health care facilities,  schools and the Collegeville Inn Conference and Training Center.  The Company provides its services under several different  financial  arrangements  including a fee basis and guaranteed rate basis. For Fee Contracts,  certain expenses are paid directly  by the  Customer  and certain  expenses  are paid by the Company and billed to the Customer.  The Company  recognizes  Revenue in the amount fo the expenses  billed and the fees for providing  services.  For a Guaranteed  Rate
  Contract,  the Company  charges  Customers an established  amount for services provided  (for  example,  per  Patient  Day)  and is  responsible  for all the expenses related to the delivery of those services.  The amount of the billing is recorded as Revenue and the  delivery  costs are recorded as Cost of Sales.
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

   8.  ASSETS HELD FOR SALE

   The  Company  continues  its  efforts  to  sell or  lease  all or part of the
   Collegeville  Inn Conference  and Training  Center and or certain excess land adjacent to the facility.  The Company has reclassified  these assets as held for sale.

   9.  BOND ISSUE COSTS

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

   As of June 30, 2007 and 2006, the Company  maintained a deferred tax asset of
   $2,265,908  and  $2,004,333,  respectively.  The  Company  hs not  provided a valuation  allowance against its deferred tax asset after  consideration of a future gain on the  disposal  of certain  land  adjacent to its  Collegeville facility and anticipated future profitable  operating results.  However,  the amount  realizable  may be reduced if future  taxable income is reduced or is insufficient  to  utilize  the  entire  deferred  tax  asset.  See Note G for additional information.

   12. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

   Based on the Company's current activities,  the only component of accumulated other  comprehensive  income  consists of changes in the unrealized  gains or losses of marketable securities.

                                           For the year ended June 30,
                                           ---------------------------
                                                2007         2006
                                              -------      --------
                 Beginning balance            $  --        $  8,240
                 Current period change           --          60,026
                 Tax effect                      --         (24,010)
                                              ---          --------
                 Ending balance               $  --        $ 44,256
                                              ===          ========

                 Gain on sale of securities      --            --
                                              ---          --------
                 Ending Balance                  --        $   --
                                              ===          ========

   13. EARNINGS/(LOSS) PER SHARE

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

             Nutrition Management Services Company and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   14. ADVERTISING COSTS

   It is the  Company's  policy to  expense  advertising  costs in the period in which they are  incurred.  Advertising  expense  for the years ended June 30,
   2007, 2006 and 2005 was $5,247, $24,600 and $78,789 respectively.

   15. RECLASSIFICATION

   Certain 2006 and 2005 items have been  reclassified to conform to the current year presentation.

   16. USE OF ESTIMATES

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

   17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   18. IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS

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

   19. RESEARCH AND DEVELOPMENT

   The Company incurred  research and development costs related to the Company's
   Cook-Chill food preparation  technology in the amounts of $565,111,  $301,548 and $98,083 for the years ended June 30, 2007, 2006 and 2005, respectively.

   20. NEW ACCOUNTING PRONOUNCEMENTS

   In July 2006, the FASB issued SFAS  Interpretation  No. 48,  "ACCOUNTING  FOR
   UNCERTAINTY IN INCOME TAXES - AN  INTERPRETATION OF SFAS NO. 109" ("FIN 48").
   FIN 48 prescribes a recognition  threshold and measurement  attribute for the financial  statement  recognition  and measurement of a tax position taken or expected to be taken in a tax return.  The  evaluation  of a tax  position in accordance  with FIN 48 is a two-step  process.  We first will be required to determine  whether it is more  likely than not that a tax  position,  if any, will be  sustained  upon  examination,  including  resolution  of any related appeals  or  litigation  processes,  based  on the  technical  merits  of the position.  A tax position  that meets the "more likely than not"  recognition threshold  will then be  measured  to  determine  the  amount of  benefit  to recognize  in the  financial  statements  based  upon the  largest  amount of benefit  that is  greater  than 50  percent  likely  of being  realized  upon ultimate  settlement.  FIN 48 is effective for fiscal years  beginning  after
   December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

             Nutrition Management Services Company and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - BUSINESS CONDITIONS

   The Company's financial statements as of June 30, 2007 have been presented on the basis that it is a going concern,  which  contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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
   targeted  marketing  efforts,  increasing  revenues  from  the  sale  of  the
   Company's Cook Chill products,  reduction of operating expenses, and the sale or lease of all or part of the  Collegeville  Inn, and sale of excess land at the  Collegeville  Inn.  The Company  has been in  discussions  with  several interested parties. There can be no assurance as to the success of any or all of these alternatives.

   Although  the Company had  negative  working  capital of  approximately  $3.5 million as of June 30,  2007,  which  raised  some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due, such doubt was  alleviated  after  careful  review of  Management's  plans for the future  relating  to the  Collegeville  Inn  Assets and  operations,  and the projections  relating to the  management  fees from its  contracts and future contracts.  These plans,  together  with the fact that the Company  still had stockholders equity of approximately $3.8 million as of June 30, 2007, helped alleviate any doubt of the Company's ability to continue as a going concern.

   Management believes that operating cash flow, proceeds from the sale or lease of certain  assets,  available  cash and available  credit  resources will be adequate to make repayments of indebtedness,  meet the working capital needs, satisfy  the  needs  of its  operations,  and  to  meet  anticipated  capital expenditures during the next twelve months ending June 30, 2008.

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

NOTE D - PROPERTY AND EQUIPMENT

   The following details the composition of property and equipment.

                                        Estimated
                                       useful lives       2007         2006
                                       ------------    ----------    ---------

Building                                     40        $    7,829        7,829
Machinery and equipment                     2-8         2,422,005    2,379,629
Furniture and fixtures                      2-8            26,374       26,374
Other, principally autos and trucks        2-10           211,335      211,335
                                                       ----------   ----------
                                                        2,667,543    2,625,167
Less: accumulated depreciation                          2,552,416    2,501,247
                                                       ----------   ----------
                                                       $  115,126   $  114,920
                                                       ==========   ==========

             Nutrition Management Services Company and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - ASSETS HELD FOR SALE

The following details the composition of assets held for sale.

                                                           Estimated
                                                          Useful Lives       2007          2006
                                                          ------------   ------------   ------------

Property and equipment
Land                                                           --        $    497,967   $    497,967
Building                                                       40           7,491,263      7,484,155
Other, principally equipment, furniture and fixtures          2-8           2,386,717      2,386,717
                                                                         ------------   ------------
                                                                           10,375,946     10,368,838
Less: accumulated depreciation                                              6,632,918      6,356,932
                                                                         ------------   ------------
                                                                         $  6,295,450   $  6,522,153
                                                                         ============   ============

   The  Company  continues  its  efforts  to  sell or  lease  all or part of the
   Collegeville  Inn Conference  and Training  Center and or certain excess land adjacent to the facility.  The Company has reclassified  these assets as held for sale.

NOTE F - LONG- TERM DEBT

Long-term debt consisted of the following:                                            2007          2006
                                                                                   ----------    ----------
Bank revolving credit, interest due monthly at the National
     Consumer  rate  minus  .25%  (effectively  8.25% as of June  30,  2007), secured by all  corporate  assets and  personal  guarantee  of the Chief
     Executive Officer; matures on December 31, 2007                               $3,499,114    $3,499,922
Industrial Revenue Bonds (Collegeville Inn Projects) (see
     bonds payable)                                                                 1,615,000     1,730,000
Industrial Revenue Bonds (Apple Fresh Foods Projects) (see
     bonds payable)                                                                   600,000       650,000
                                                                                   ----------    ----------
                                                                                    5,714,114     5,879,922
Less: current maturities (includes bank revolving credit)                           3,669,114       165,000
                                                                                   ----------    ----------
                                                                                   $2,045,000    $5,714,922
                                                                                   ==========    ==========

   In February  2001,  the Company  executed a loan  agreement with a bank for a revolving credit and two irrevocable  letters of credit issued in conjunction with the issuance of the Industrial  Revenue Bonds,  totaling  $4,000,000 and
   $3,065,000,  respectively.  In October  2003,  the  Company  entered  into an amended  credit  agreement  whereby  the  $4,000,000  Revolving  Credit  Loan
   Facility  was  reduced  to  $3,500,000  and  $500,000  was  placed  in a cash collateral account and pledged as additional collateral against the revolving credit line. As of June 30, 2007 all of the cash collateral  account has been released  and is available  for  operations.  At June 30,  2006,  the Company maintained restricted cash balances of $250,000,  which was not available for operating purposes.

   At June 30, 2007, the Company had approximately  $3,500,000 outstanding under the  revolving  credit.  Advances  under the  revolving  credit  are used for working capital purposes.

   These credit  agreements  contain  covenants  that include the  submission of specified financial information and the maintenance of insurance coverage for the  pledged  assets  during the term of the loans.  The Company and the bank reached an agreement in June 2007 which  maintains the revolving  credit line in place to December 31, 2007. The Company  intends to replace or retire this debt prior to that date.

             Nutrition Management Services Company and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - LONG - TERM DEBT - Continued

Bonds Payable  - In  December  1996,  the  Company,  through  its  subsidiaries, authorized two industrial revenue bond issues.

     ISSUE #1

     Title - Montgomery  County  Industrial  Development  Authority,  $2,500,000
     aggregate  principal  amount,  federally taxable variable rate demand/fixed rate revenue bonds ("Collegeville Inn Project") Series of 1996

     Rate - Variable,  to a maximum of 17%  (Variable  Rate at June 30, 2007 was
     5.42%)

     Term - 20 years (2016)

     Purpose - Rehabilitate, furnish and equip the Collegeville Inn

     ISSUE #2

     Title - Montgomery  County  Industrial  Development  Authority,  $1,000,000
     aggregate  principal  amount,  federally taxable variable rate demand/fixed rate revenue bonds ("Apple Fresh Foods, Ltd. Project") Series of 1996

     Rate - Variable,  to a maximum of 15%  (Variable  Rate at June 30, 2007 was
     3.84%)

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

The sinking fund requirements of the bonds are as follows:

                        Collegeville       Apple Fresh
                            Inn               Foods            Total
                         ---------         ---------         ---------
            2008           120,000            50,000           170,000
            2009           130,000            50,000           180,000
            2010           135,000            55,000           190,000
            2011           145,000            55,000           200,000
            2012           155,000            60,000           215,000
            Thereafter     930,000           330,000         1,260,000
                         ---------         ---------         ---------
            Total        1,615,000           600,000         2,215,000

Maturities of principal due in the following years are set forth below:

            Year Ending June 30,

                    2008            $3,669,114
                    2009               180,000
                    2010               190,000
                    2011               200,000
                    2012               215,000
                    Thereafter       1,260,000
                                    $5,714,114

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G - INCOME TAXES

The components of income tax (benefit)/expense are:

                                                               Year Ended June 30,
                                                          2007         2006        2005
                                                       --------    ---------    ---------
Current
  Federal                                             $(266,597)  $        0    $ 139,853
  State                                                 (47,046)           0            0
                                                       --------    ---------    ---------
                                                       (313,643)           0            0
Deferred
  Federal                                                44,258     (403,176)     156,584
  State                                                   7,810     (126,090)      11,143
                                                       --------    ---------    ---------
                                                         52,068     (529,266)     167,727
                                                       --------    ---------    ---------
                                                      $(261,575)   $(529,266)   $ 307,580
                                                       ========    =========    =========

The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately:

                                                                 June 30
                                                                 -------
                                                           2006           2006
v                                                       ----------     ----------
Deferred tax assets
  Provision for doubtful accounts                      $  421,051     $  414,601
  Excess of tax over financial statement
    basis of investments in contracts                      94,650        147,970
Vacation accrual                                          136,558        111,547
  Bonus accrual                                              --             --
  Charitable contribution carryforward                     48,919         48,919
  Federal net operating loss                            1,501,994      1,304,749
  Other                                                    74,181        108,181
                                                       ----------     ----------
Total deferred tax assets                               2,277,353      2,135,967
                                                       ----------     ----------
Deferred tax liabilities
  Depreciation                                             11,443        131,635
                                                       ----------     ----------
  Net deferred tax assets                              $2,265,910     $2,004,332
                                                       ==========     ==========

The deferred tax amounts are classified on the balance sheet as follows:

                                      June 30
                                      -------
                               2007             2006
                            ----------      ----------
Current asset               $     --        $     --
Non-current asset            2,265,910       2,004,333
                            ----------      ----------
                            $2,265,910      $2,004,333
                            ==========      ==========

   The  Company  also  has  a  federal  net  operating  loss  carry  forward  of approximately  $4,000,000  expiring on  December  31,  2026.  The Company has charitable contribution carry forwards in the amount of $113,765, which began to expire in the fiscal year ended June 30, 2007.

   The Company has not provided a valuation  allowance  against its deferred tax assets  after  consideration  that the future gain on the disposal of certain land  adjacent to the  Collegeville  Inn and  anticipated  future  profitable operating results.

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE G - INCOME TAXES - continued

The following reconciles the tax provision with the U.S. statutory tax rates:

                                                            Year Ended June 30
                                                            ------------------
                                                      2007       2006       2005
                                                     -----      -----      -----
Income taxes, at U.S. statutory rates                (34.0)%    (34.0)%    (34.0)%
States taxes, net of federal tax benefit              (5.0)      (5.0)      (1.0)
Nondeductible expenses                                10.0        7.0        8.9
Other                                                  3.7       (8.6)     (13.6)
                                                     -----      -----      -----
Tax expense/(benefit)                                (25.3)%    (40.6)%    (39.7)%
                                                     =====      =====      =====

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

   Joseph V.  Roberts,  Chief  Executive  Officer and  Director of the  Company,
   received  long  term  advances  of  which   $372,315  and  $365,622   remains
   outstanding  as of June 30,  2007 and 2006,  respectively.  Kathleen A. Hill,
   President, Chief Operating Officer and Director of the Company, received long term advances of which $54,695 and $57,172 remains outstanding as of June 30,
   2007 and 2006, respectively.  Interest for fiscal year ended June 30, 2007 of
   $21,740  has been  included in the  outstanding  amounts.  These  amounts are currently under agreement  whereby monthly  payments are being made to reduce the outstanding amounts.

NOTE I - COMMITMENTS AND CONTINGENCIES

   1.  OPERATING LEASES

   The Company  leases  real estate  facilities  from a  corporation  owned by a principal  stockholder under month-to-month  operating leases,  including its corporate  office  building  under a  month-to-month  lease  based  on  terms management  believes to be generally similar to those prevailing to unrelated parties.  During the years ended June 30, 2007,  2006 and 2005,  rent expense paid to the related party was $265,283, $261,165 and $259,758, respectively.

   The Company is also obligated  under various  operating  leases for operating equipment for periods expiring through 2007.  During the years ended June 30,
   2007,  2006 and 2005,  rent  expense was  $334,845,  $317,486  and  $390,341, respectively, for all operating leases.

   Minimum annual rentals under  non-cancelable  operating leases  subsequent to
   June 30, 2006, are as follows:

                                            Operating
   Year Ending June 30,                     Equipment
   --------------------                     ---------
           2008                              $12,520
           2009                               11,601
           2010                                    0
           2011                                    0
                                             -------
           Total                              24,121

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

NOTE I - COMMITMENTS AND CONTINGENCIES - continued
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

   3.  Employment Contracts

   For the fiscal years ended June 30, 2007,  2006 and 2005,  the Company paid a base salary of $290,344,  $333,727 and $335,768 to Joseph  Roberts,  Chairman
   and Chief Executive  Officer and $213,544,  $237,846 and $236,324 to Kathleen
   Hill,  President  and Chief  Operating  Officer,  respectively.  The  Company currently has no employment contracts with either of such individuals, as all previous employment contracts with such individuals expired. The Compensation
   Committee of the Board of Directors is currently  engaged in discussions with
   Mr.  Roberts and Ms. Hill with respect to their  compensation  for the fiscal year ending June 30, 2008.

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

NOTE K - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

   1.  EMPLOYEE STOCK PURCHASE PLAN

   The Company has a stock purchase plan that allows participating  employees to purchase, through payroll deductions, shares of the Company's common stock at
   85 percent of the fair market value at specified dates. At June 30, 2007, all employees  were  eligible  to  participate  in the plan.  A summary  of stock purchased under the plan is shown below.

                                                2007        2006        2005
                                              --------    --------    --------
Aggregate purchase price                        $--         $--         $--
Shares purchased                                 --          --          --
Employee participants                            14          14          14

   As of  July  1,  2005,  the  Company  adopted  the  fair  value  recognitions provisions  of SFAS No. 123 R,  "Share-Based  Payments",  under the  modified prospective transition method.

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
   Participants  are vested 20% for each year of  service  beginning  after year three and are fully vested after seven service years.  During the years ended
   June 30, 2007, 2006 and 2005,  Company  contributions to the plan, which were charged to expense, amounted to $20,081, $13,378, and $12,886, respectively.

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

   As of  June  30,  2007,  the  Company  had  cash  balances  of  approximately
   $1,080,259 subject to credit risk beyond insured amounts at various financial institutions  having high credit  standings.  The Company  believes  that its exposure  to credit  risk  loss is  limited.  The  Company  does not  require collateral and other  security to support  financial  instruments  subject to credit risk.

NOTE N - MAJOR CUSTOMERS

   The Company's Food Service  Management  Segment had sales to three  customers representing  approximately the following  percentage of total revenues,  for the years ended June 30, 2007, 2006, and 2005, respectively:

                           Years Ending June 30,
                           ---------------------
                            2007   2006   2005
                            ----   ----   ----
Customer  A:                 38%    34%    29%
Customer B:                   4%    14%    21%
Customer C:                  12%    10%    11%

   The loss of any such  customer  could have a material  adverse  effect on the
   Company's future results of operations.

NOTE O - MAJOR SUPPLIERS

   For the years ended June 30, 2007, 2006 and 2005,  respectively,  the Company purchased the following  percentages  of its food and non-food  products from two vendors:

                           Years Ending June 30,
                           ---------------------
                            2007   2006   2005
                            ----   ----   ----
Vendor A:                    29%    38%    45%
Vendor B:                    18%    19%    19%

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

                                                                       Training and
                                                      Food Service      Conference
                                                       Management         Center            Total
                                                      ------------     ------------      ------------
As of and for the year ended June 30, 2007:
   Food service revenue                               $ 20,246,350     $    665,589      $ 20,911,939
   Depreciation and amortization                            37,417          238,563           275,980
   Income/(loss) from operations                            12,101         (711,561)         (699,460)
   Interest expense                                       (307,488)        (164,966)         (472,454)
   Interest income                                          72,136             --              72,136
   Income/(loss) before tax expense/(benefit)             (966,548)         (66,173)       (1,032,721)
   Net income/(loss)                                      (704,973)         (66,173)         (771,146)
   Total assets                                          5,934,042        7,340,809        13,274,851
   Capital expenditures                                     35,627           13,855            49,482

As of and for the year ended June 30, 2006:
   Food service revenue                               $ 22,854,359     $    512,076      $ 23,366,435
   Depreciation and amortization                            44,712          354,528           399,240
   Income/(loss) from operations                          (266,472)        (885,033)       (1,151,505)
   Interest expense                                       (251,281)        (153,213)         (404,494)
   Interest income                                          78,015             --              78,015
   Income/(loss) before tax expense/(benefit)           (1,309,629)         (40,079)       (1,349,708)
   Net income/(loss)                                      (780,363)         (40,079)         (820,442)
   Total assets                                          6,727,731        7,239,707        13,967,438
   Capital expenditures                                     46,685             --              46,685

As of and for the year ended June 30, 2005:
   Food service revenue                               $ 25,736,139     $    866,022      $ 26,602,161
   Depreciation and amortization                            78,034          498,868           576,902
   Income/(loss) from operations                           673,251       (1,444,051)         (770,801)
   Interest expense                                       (168,476)        (110,769)         (279,245)
   Interest income                                          12,045             --              12,045
   Income/(loss) before tax expense/(benefit)            1,581,374         (498,137)        1,083,237
   Net income/(loss)                                     1,273,794         (498,137)          775,657
   Total assets                                          8,839,079        7,351,555        16,190,634
 Capital expenditures                                       25,139           15,266            40,405

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following  quarterly  financial data is unaudited,  but in the opinion of management includes all necessary  adjustments for a fair presentation of the interim results.

                                                                  Fiscal 2007
                                       September 30,     December 31,       March 31,        June 30,
                                       -------------    -------------    -------------    --------------
Revenues                                $ 5,325,602      $ 5,159,275      $ 4,953,280      $ 5,473,782
   Gross profit                           1,042,739          933,472          895,892        1,004,929
   Net income (loss)                       (117,423)        (241,568)        (242,489)        (169,667)
   Net income (loss) per share
      - basic and diluted               $      (.04)     $      (.08)     $      (.09)     $      (.06)

                                                                  Fiscal 2007
                                       September 30,     December 31,       March 31,        June 30,
                                       -------------    -------------    -------------    --------------
Revenues                                $ 6,210,508      $ 6,222,872      $ 5,515,970      $ 5,417,085
   Gross profit                           1,215,509        1,120,659          895,912        1,041,387
   Net income (loss)                       (205,827)        (138,107)        (276,027)        (200,481)
   Net income (loss) per share
      - basic and diluted               $      (.07)     $      (.05)     $      (.10)     $      (.07)

                            SUPPLEMENTAL INFORMATION

             NUTRITION MANAGEMENT SERVICES COMPANY AND SUBSIDIARIES
                         SCHEDULE OF VALUATION ACCOUNTS
                     For the three years ended June 30, 2007

The following sets forth the activity in the Company's valuation accounts:

                                                   Allowance for
                                                 Doubtful Accounts
                                                 -----------------

Balance at June 30, 2004                             2,877,336

     Provision for bad debts                           165,000

     Recoveries, net of write-offs                   2,083,634
                                                   -----------

Balance at June 30, 2005                               958,702

     Provision for bad debts                            60,000

     Write-offs                                        (54,514)
                                                   -----------

Balance at June 30, 2006                               964,188

     Provision for bad debts                            21,628

     Write-offs                                       (230,038)

Balance at June 30, 2007                           $   755,778
                                                   ===========

