Form 10-Q
period 2007-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2007-11-19
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-19824

Nutrition Management Services Company
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2095332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Box 725, Kimberton Road, Kimberton, PA	19442
(Address of principal executive offices)	(Zip Code)

(610) 935-2050
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 15, 2007.

ITEM 1.

Financial Information

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007
	(unaudited)	June 30, 2007
Current assets:
Cash and cash equivalents	$865,900	$701,858
Accounts receivable, net of allowance for doubtful accounts of $767,730 and $755,778, respectively	3,003,726	2,774,016
Inventory	141,959	142,921
Prepaid and other	594,676	277,343
Assets held for sale	6,238,700	0
Total current assets	10,844,961	3,896,138

Property and equipment, net	115,816	115,126

Assets held for sale	0	6,295,450

Other assets:
Note receivable	85,246	86,746
Advances to employees	422,528	427,510
Deferred income taxes	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $157,807 and $154,158, respectively	134,717	138,359
Other assets	49,614	49,614
Total other assets	2,958,013	2,968,137

Total assets	$13,918,790	$13,274,851

Current liabilities:
Current portion of long-term debt	$170,000	$170,000
Current portion of line of credit	3,499,114	3,499,114
Current portion of note payable	207,046	0
Accounts payable	3,745,082	3,001,543
Accrued payroll and related expenses	214,342	260,185
Accrued expenses	276,765	282,703
Other	162,461	202,555
Total current liabilities	8,274,810	7,416,100

Long-Term liabilities:
Long-term debt, net of current portion	2,045,000	2,045,000

Total Liabilities	10,319,810	9,461,100

Commitments and contingencies

Stockholders' equity:
Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
Common stock:
Class A - no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, and no par 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, respectively	3,801,926	3,801,926
Class B - no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	296,569	511,340
Total	4,098,543	4,313,314
Less: treasury stock(Class A common: 253,000 and 253,000 shares, respectively)- at cost	(499,563)	(499,563)
Total stockholders' equity	3,598,980	3,813,751
	$13,918,790	$13,274,851

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Food Service Revenue	$5,040,863	$5,325,602

Cost of Operations
Payroll and related expenses	2,351,018	2,151,188
Other costs of operations	1,695,825	2,131,675
Total cost of operations	4,046,843	4,282,863

Gross Profit	994,020	1,042,739

Expenses
General and administrative expenses	1,021,758	1,045,242
Depreciation and amortization	66,749	71,684
Provision for doubtful accounts	11,917	15,000
Total expenses	1,100,424	1,131,926

Loss from operations	(106,404)	(89,187)

Other income/(expense)
Other	(4,509)	(4,565)
Interest income	1,084	13,005
Interest expense	(104,942)	(115,295)
Total other income/(expense)	(108,367)	(106,855)

Loss before income taxes	(214,771)	(196,042)

Provision/(benefit)for income taxes	0	(78,619)

Net income/(loss)	$(214,771)	$(117,423)

Net income/(loss)per share - basic and diluted	$(0.08)	$(0.04)

Weighted average number of shares	2,847,000	2,847,000

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2007	2006
Operating activities:
Net loss	$(214,771)	$(117,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,749	71,684
Provision for bad debts	11,917	15,000
Amortization of bond costs	3,641	3,641
(Benefit)/expense for deferred taxes	0	(78,619)
Changes in assets and liabilities:
Accounts receivable	(240,127)	(562,670)
Inventory	962	(20,236)
Prepaid and other current assets	(317,333)	(124,879)
Accounts payable	743,539	35,117
Accrued payroll and related expenses	(45,842)	(2,978)
Accrued expenses and other	(46,033)	185,901
Net cash used in operating activities	(37,298)	(595,462)

Investing activities:
Purchase of property and equipment	(10,688)	(42,747)
Advances to employees	4,982	2,700
Net cash provided used in investing activities	(5,706)	(40,047)

Financing activities:
Proceeds from note payable	317,175	177,661
Repayments of note payable	(110,129)	(12,915)
Net cash provided by financing activities	207,046	164,746

Net increase/(decrease)in cash	164,042	(470,763)

Cash and cash equivalents - beginning of period	701,858	1,613,567

Cash and cash equivalents - end of period	$865,900	$1,142,804

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid	$105,595	$91,296
Taxes Paid	2,562	13,420

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that, in the opinion of management, are necessary for fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the interim period presented is not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2008.  The financial information presented should be read in conjunction with the Company's 2007 financial statements that were filed under Form 10-K.

2.         New Accounting Pronouncements

In July 2006, the FASB issued SFAS Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the ‘‘more likely than not’’ recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as ‘exit prices’ not‘entry prices’ in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for the purpose of promoting consistency and simplification of the existing codification of accounting principles. To eliminate differences in practice and reduce complexity in the application of GAAP, the Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement establishes a fair value hierarchy that distinguishes between observable and unobservable inputs and clarifies the need for adjustments to fair value based on nonperformance, other market risk assessment criteria, certain asset or event restrictions, and trading blockage. The adoption of this Statement is effective for financial statements beginning with fiscal years on or after September 15, 2007, including interim financial statements within that fiscal year.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  Application of the guidance in SAB 108 is not expected to have a material effect on the Company’s financial position, cash flows, or results of operations.

In October, 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans- An amendment of FASB Statements No. 87, 88, 106 and 132( R )”. This statement requires an employer to recognize the overfunded or underfunded  status of a defined benefit postretirement plan, other than a multi-employer plan, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. This statement requires the measurement and recognition of the difference between plan assets at fair value and the benefit obligation, as of the date of the employer’s fiscal year-end statement of financial position. This statement also requires additional disclosure in the footnotes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Employers who have issued outstanding publicly traded equity securities are required to adopt this Statement by initially recognizing the funded status of a defined benefit postretirement plan including the required footnote disclosures as of the end of the fiscal year ending after December 15, 2006.

3.         Earnings Per Common Share

Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ended September 30, 2007 and 2006.  The Company did not have any dilutive stock options and warrants that impacted earnings per share in each period.

4.         Litigation

On February 7, 2001, the Company filed a suit against a major client in the Court of Common Pleas of Chester County, Pennsylvania, which was subsequently removed to the United States District Court for the Eastern District of Pennsylvania.  On February 25, 2005, judgment was entered on a jury verdict in favor of the Company, in the amount of $2,500,000 for damages related to its claims, including breach of contract and contractual interference. The client’s counterclaim was dismissed by the judge. The Company filed a post-trial motion to amend the judgment to add prejudgment interest.  On June 1, 2006 this motion was denied.  The Company has engaged independent legal counsel to pursue alternative recourse in regards to the denial of prejudgment interest.

The Company is involved in litigation with a construction contractor related to the renovations of Collegeville Inn Conference and Training Center.  The Company denies its liability for the contractor’s claims and has asserted offsets against the amounts claimed.  The case is currently in discovery.

Although it is not possible to predict with certainty the outcome of the unresolved legal action, or the range of possible loss or recovery, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

In addition to the litigation described above, the Company is exposed to asserted and unasserted claims in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s reportable segments are (1) food service management and (2) training and conference center.  The Company reports segment performance on an after-tax basis.  Deferred taxes are not allocated to segments.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to accounting principles generally accepted in the United States of America.  As a result, reported segment results are not necessarily comparable with similar information reported by other similar companies.

   For the quarter ended September 30, 2007:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$4,937,237	$103,626	$5,040,863
Depreciation and amortization	8,843	57,906	66,749
Income (loss) from operations	29,142	(135,546)	(106,404)
Interest income	1,084	--	1,084
Interest expense	(76,132)	(28,810)	(104,942)
Income (loss) before taxes (benefit)	(45,906)	(168,865)	(214,771)
Net income (loss)	(45,906)	(168,865)	(214,771)
Total assets	$6,497,782	$7,421,008	$13,918,790

For the quarter ended September 30, 2006:
	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,148,200	$177,402	$5,325,602
Depreciation and amortization	9,130	62,554	71,684
Income (loss) from operations	55,814	(145,001)	(89,187)
Interest income	13,005	--	13,005
Interest expense	(77,958)	(37,337)	(115,295)
Income (loss) before taxes (benefit)	(9,195)	(186,847)	(196,042)
Net income (loss)	69,424	(186,847)	(117,423)
Total assets	$6,950,880	$7,281,921	$14,232,801

6.         Revolving Credit Facility

In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  The cash collateral account has been released and as of September 30, 2007 and June 30, 2007, the Company had no restricted cash balances. In June 2007, the Company entered into an agreement whereby the credit loan facility was extended to December 31, 2007.

At September 30, 2007 and June 30, 2007, the Company had approximately $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.  These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans.  At September 30, 2007 the Company was in compliance with these covenants.

7.         Collegeville Inn Conference & Training Center

Effective June 27, 2005, the Company closed the buffet restaurant at the Collegeville Inn Conference & Training Center to make the facility available for catered events.  The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company’s Cook Chill products, the sale or lease of all or part of the Collegeville Inn Conference and Training Center, sale of excess land at the Collegeville Inn Conference and Training Center and reduction of operating expenses. There can be no assurance as to the success of any or all of these alternatives.

The Company conducted a one-day auction on February 22, 2007 to attempt to sell its banquet and training facility as well as the surrounding land.  The offers received were not acceptable to the Company.  The auction identified several interested and qualified parties.  The Company is currently involved in discussions with several interested parties regarding the sale of the Collegeville Inn.  Management expects to resolve and complete a transaction for the sale within the next twelve months.  However, there can be no assurances that the Company will successfully conclude these discussions, or that it will be able to lease or sell all or part of the facilities and land on acceptable terms, if at all.

8.         Business Conditions

The Company's primary sources of revenues are the management fees it receives from contracts to provide food and housekeeping services to continuing care facilities, hospitals, retirement communities and schools, as well as the Collegeville Inn, which includes the Conference and Training Center, Catering facilities and the Cook Chill operations. The Company has a business plan in place to improve the operating results from the Collegeville Inn while it continues its sale/lease efforts.  Effective June 27, 2005, the Company closed the buffet restaurant at the Collegeville Inn to make the facility available for catered events.

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

The Company's financial statements as of September 30, 2007 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at September 30, 2007 of approximately $2.5 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2008.

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the adequacy of the Company's cash from operations, existing balances and available credit line.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, results of operations and the outcome of the Company’s litigation discussed in Note 4 - Litigation.  In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations for Quarter Ended September 30, 2007

Revenues for the quarter ended September 30, 2007 were $5,040,863, a decrease of $284,739 or 5.3% compared to revenues of $5,325,602 in the corresponding quarter last year.  This decrease is primarily due to the net impact of revenues from new contracts not offsetting revenues from lost contracts.  Revenues from ongoing accounts were consistent with prior years.  Revenues for the quarter from Collegeville Inn  operations decreased over the same quarter last year, primarily due to a decrease in catering events and a slight decrease in cook chill operations.

Cost of operations provided for the current quarter was $4,046,843, compared to $4,282,863 for similar expenses in the same period last year, a decrease of $236,020 or 5.5%.  This decrease is the result of lower revenues mentioned above and the expenses associated with those revenues.

Gross profit for the current quarter was $994,020, or 19.7% of gross revenue, compared to $1,042,739, or 19.6% of gross revenue, for the same period last year, a decrease of $48,719 or 4.7%. The decrease in gross profit is due to the net impact of new contracts and lost contracts, which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $1,021,758 or 20.3% of revenue, compared to $1,045,242 or 19.6% of revenue for the same quarter last year, a decrease of $23,481 or 2.3%.  The current quarter includes additional marketing and business development costs, higher professional fees, additional costs associated with opening new business and travel related expenses offset by lower payroll and payroll related expenses in the period.

Provision for doubtful accounts for the quarter ended September 30, 2007 was $11,917 compared to $15,000 for the corresponding quarter last year.

Interest income for the quarter ended September 30, 2007 was $1,084 compared to $13,005 for the same period last year.

Interest expense for the quarter ended September 30, 2007 was $104,942 compared to $115,295 for the same period last year.

For the reasons stated above, net loss before taxes for the quarter ended September 30, 2007 was $214,771 compared to $196,042 for the corresponding quarter last year.

Net loss per share for the current quarter was $0.08 compared to net loss per share of $0.04 for the same quarter last year.

Liquidity and Capital Resources

At September 30, 2007 the Company had positive working capital of $2,570,151 compared to negative working capital of $2,969,063 for the same quarter last year.  This increase in working capital is primarily attributable to a reclassification of the asset held for sale to a current asset, as management expects to resolve and complete a transaction for the sale of the asset within the next twelve months.

Operating Activities.  Cash used in operations for the three months ended September 30, 2007 was $37,298 compared to $595,462 used in operations for the three months ended September 30, 2006.  The current period’s activity is primarily attributable to an increase in accounts payable, accounts receivable and prepaid expenses as well as operating losses sustained in the current period.

Investing Activities.  Investing activities used $5,706 in cash in the current quarter compared to $40,047 in cash used in the same period last year.  Investing activities include capital expenditures in the amount of $10,688 in the current period and $42,747 in the same period last year.

Financing Activities.  Current quarter financing activities provided $207,046 in cash compared to $164,746 provided in the same period last year.  The current period’s activity was the result of proceeds from the notes payable.

Capital Resources.  The Company has certain credit facilities with its bank including a revolving credit facility of $3,500,000.  At September 30, 2007 and June 30, 2007, the Company had approximately $3,500,000 outstanding under its revolving credit.  The Company had previously pledged a $250,000 Certificate of Deposit as additional collateral against the revolving line of credit.  This restricted cash has been released.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $2,215,000 as of September 30, 2007 and June 30, 2007.  The Company and the bank reached an agreement in June, 2007 which maintains the revolving credit line in place to December 31, 2007.

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

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Debt *	$5,921,160	3,876,160	350,000	390,000	1,305,000
Operating Leases	20,990	11,498	9,492	--	--
Total Contractual Cash Obligations	$5,942,150	$3,887,658	$359,492	$390,000	$1,305,000

*  Debt includes the $3,499,114 outstanding balance on the revolving credit facility.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$3,500,000	$3,500,000	$--	$--	$--
Standby Letter of Credit	3,065,000	--	3,065,000	--	--
Total Commercial Commitments	$6,565,000	$3,500,000	$3,065,000	$--	$--

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

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill products, the sale or lease of all or part of the Collegeville Inn, sale of excess land at the Collegeville Inn and reduction of operating expenses.  The Company has entered into agreements with industry experts to assess and examine these alternatives.  However, there can be no assurances as to the success of any of these efforts.

The Company's financial statements as of September 30, 2007 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at September 30, 2007 of approximately $2.5 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2008.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company provides its services under several different financial arrangements including a fee basis and guaranteed rate basis.For Fee Contracts, certain expenses are paid directly by the Customer and certain expenses are paid by the Company and billed to the Customer.  The Company recognizes Revenue in the amount of the expenses billed and the fees for providing services.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarter ended September 30, 2007 or fiscal year ended June 30, 2007; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of September 30 and June 30, 2007, the Company maintained a deferred tax asset of $2,265,908 and $2,265,908, respectively.  The Company has provided a valuation allowance of $74,646 against its deferred tax assets after consideration of a future gain on the disposal of certain land adjacent to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

Medicare and Medicaid Reimbursements

A substantial portion of the Company’s revenue is dependent upon the payment of its fees by customer health care facilities, which, in turn, are dependent upon third-party payers such as state governments, Medicare and Medicaid.  Delays in payment by third party payers, particularly state and local governments, may lead to delays in collection of accounts receivable.

ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures

Based on their evaluation, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Principal Financial Manager have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nutrition Management Services Company

/s/ Joseph V. Roberts
Joseph V. Roberts
Chairman and Chief Executive Officer

/s/ Linda J. Haines
Linda J. Haines
Principal Financial Manager

Date:  November 19, 2007