Form 10-Q
period 2007-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2008-02-14
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer and a small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☐                 Small Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of February 8, 2008.

Item 1.  Financial Information
NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (unaudited)	June 30, 2007

Current assets:
Cash and cash equivalents	$464,870	$701,858
Accounts receivable, net of allowance for doubtful accounts of $781,148 and $755,778, respectively	2,774,651	2,774,016
Inventory	143,135	142,921
Prepaid and other	531,392	277,343
Assets held for sale	6,182,092	0
Total current assets	10,096,140	3,896,138

Property and equipment, net	107,818	115,126

Assets held for sale	0	6,295,450

Other assets:
Note receivable	85,246	86,746
Advances to employees	246,432	427,510
Deferred income taxes	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $161,442 and $154,158 respectively	131,075	138,359
Other assets	49,614	49,614
Total other assets	2,778,275	2,968,137
Total assets	$12,982,233	$13,274,851

Current liabilities:
Current portion of long-term debt	$170,000	$170,000
Current portion of line of credit	3,499,114	3,499,114
Current portion of note payable	145,866	0
Accounts payable	3,205,751	3,001,543
Accrued payroll and related expenses	219,442	260,185
Accrued expenses	265,806	282,703
Other	181,766	202,555
Total current liabilities	7,687,745	7,416,100

Long-Term liabilities:
Long-term debt, net of current portion	1,875,000	2,045,000

Total Liabilities	9,562,745	9,461,100

Commitments and contingencies	0	0

Stockholders' equity:
Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
Common stock:
Class A - no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding	3,801,926	3,801,926
Class B - no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	117,077	511,340
Less: treasury stock (Class A common: 253,000 and 253,000 shares, respectively) - at cost	(499,563)	(499,563)
Total stockholders' equity	3,419,488	3,813,751
	$12,982,233	$13,274,851

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	December 31,	December 31,
	2007	2006	2007	2006
Food Service Revenue	$5,283,004	$5,159,275	$10,323,867	$10,484,877
Cost of Operations
Payroll and related expenses	2,530,899	2,140,782	4,881,917	4,291,970
Other costs of operations	1,758,457	2,085,021	3,454,282	4,216,696
Total cost of operations	4,289,356	4,225,803	8,336,199	8,508,666

Gross Profit	993,648	933,472	1,987,668	1,976,211

Expenses
General and administrative expenses	1,005,187	1,079,812	2,026,948	2,125,056
Depreciation and amortization	64,606	69,607	131,355	141,291
Provision for doubtful accounts	13,418	15,000	25,335	30,000
Total expenses	1,083,211	1,164,419	2,183,638	2,296,347

Income/(loss) from operations	(89,563)	(230,947)	(195,970)	(320,136)

Other income/(expense)
Other	(4,509)	9,687	(9,018)	5,122
Interest income	9,345	15,828	10,429	28,833
Interest expense	(94,762)	(114,820)	(199,704)	(230,115)
Total other income/(expense)	(89,926)	(89,305)	(198,293)	(196,160)

Loss before income taxes	(179,489)	(320,252)	(394,263)	(516,296)

Provision for income taxes	0	(78,684)	0	(157,303)

Net loss	$(179,489)	$(241,568)	$(394,263)	$(358,993)

Net loss per share - basic and diluted	$(.06)	$(0.08)	$(.14)	$(0.13)

Weighted average number of shares	2,847,000	2,847,000	2,847,000	2,847,000

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT  SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2007	2006

Operating activities:
Net loss	$(394,263)	$(358,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,355	141,291
Provision for bad debts	25,335	30,000
Amortization of bond costs	7,282	7,282
(Benefit)/provision for deferred taxes	0	(157,303)
Changes in assets and liabilities:
Accounts receivable	(24,470)	(299,545)
Inventory	(214)	(21,624)
Prepaid and other current assets	(254,049)	(178,414)
Accounts payable	204,208	200,078
Accrued payroll and related expenses	(40,742)	30,439
Accrued expenses and other	(37,679)	55,541
Net cash used in operating activities	(383,237)	(551,248)

Investing activities:
Purchase of property and equipment	(10,688)	(42,746)
Repayment of advance to employees	181,078	7,800
Net cash used in investing activities	170,390	(34,946)

Financing activities:
Proceeds from note payable	327,413	177,661
Repayment of note payable	(181,554)	(46,645)
Repayments of long-term borrowing	(170,000)	(165,000)
Net cash provided by financing activities	(24,141)	(33,984)

Net decrease in cash	(236,988)	(620,178)

Cash and cash equivalents - beginning of period	701,858	1,613,567

Cash and cash equivalents - end of period	$464,870	$993,389

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid	$203,362	$206,071
Taxes Paid	2,562	13,420

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

3.           Earnings Per Common Share

Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month and six-month period ended December 31, 2007 and 2006.  The Company did not have any stock options and warrants that impacted earnings per share in each period.

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

For the quarter ended December 31, 2007:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,195,939	$87,065	$5,283,004
Depreciation and amortization	6,803	57,803	64,606
Income (loss) from operations	97,435	(186,998)	(89,563)
Interest income	9,345	0	9,345
Interest expense	(69,626)	(25,136)	(94,762)
Income (loss) before taxes (benefit)	37,154	(216,643)	(179,489)
Net income (loss)	37,154	(216,643)	(179,489)
Total assets	$6,300,392	$6,681,841	$12,982,233

    For the quarter ended December 31, 2006:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$4,955,526	$203,749	5,159,275
Depreciation and amortization	9,944	59,663	69,607
Income (loss) from operations	(83,271)	(147,676)	(230,947)
Interest income	15,828	0	15,828
Interest expense	(77,610)	(37,210)	(114,820)
Income (loss) before taxes (benefit)	(130,857)	(189,395)	(320,252)
Net income (loss)	(52,173)	(189,395)	(241,568)
Total assets	$6,543,690	$7,316,828	$13,860,518

For the six months ended December 31, 2007

	Food Service Management	Training and Conference Center	Total
Food service revenue	$10,133,176	$190,691	$10,323,867
Depreciation and amortization	15,646	115,709	131,355
Income (loss) from operations	126,574	(322,544)	(195,970)
Interest income	10,429	0	10,429
Interest expense	(145,758)	(53,946)	(199,704)
Income (loss) before taxes	(8,755)	(385,508)	(394,263)
Net income (loss)	(8,755)	(385,508)	(394,263)
Total assets	$6,300,392	$6,681,841	$12,982,233

                For the six months ended December 31, 2006

	Food Service Management	Training and Conference Center	Total
Food service revenue	$10,103,726	$381,151	$10,484,877
Depreciation and amortization	19,074	122,217	141,291
Income (loss) from operations	(27,459)	(292,677)	(320,136)
Interest income	28,833	0	28,833
Interest expense	(155,568)	(74,547)	(230,115)
Income (loss) before taxes	(140,054)	(376,242)	(516,296)
Net income (loss)	17,249	(376,242)	(358,993)
Total assets	$6,543,690	$7,316,828	$13,860,518

6.           Revolving Credit Facility

In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  The cash collateral account has been released and as of December 31, 2007 and June 30, 2007, the Company had no restricted cash balances.   In December 2007, the Company entered into an agreement whereby the credit loan facility was extended to March 31, 2008.

At December 31, 2007 and June 30, 2007, the Company had $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

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

The Company's financial statements as of December 31, 2007 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at December 31, 2007 of approximately $2.4 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending December 31, 2008.

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

Results of Operations

Revenues for the quarter ended December 31, 2007 were $5,283,004, an increase of $123,729 or 2.4% compared to revenues of $5,159,275 in the corresponding quarter last year.  This increase is due to the net impact of revenue from new contracts offsetting revenues from lost contracts.  Revenues from ongoing contracts were consistent with the prior year.  Revenues for the six month period ended December 31, 2007 were $10,323,867, compared to $10,484,877 for the six month period ended December 31, 2006, a decrease of $161,010 or 1.5%.  The decrease is primarily due to the net impact of revenues from new contracts not offsetting revenues from lost contracts during the quarter ended September, 30, 2007.  Revenues for the six month period from Collegeville Inn operations decreased over the same period last year, primarily due to a decrease in catering events and a slight decrease in cook chill operations.

Cost of operations for the current quarter was $4,289,356, compared to $4,225,803 for similar expenses in the same period last year, an increase of $63,553 or 1.5%.  The increase is primarily due to the costs associated with the increase in revenues.  Cost of operations for the six month period ended December 31, 2007 were $8,336,199 compared to $8,508,666 for the six month period ended December 31, 2006, a decrease of $172,467 or 2.0%.  The decrease is primarily due to lower revenues during the six month period and the expenses associated with those revenues over the same period.

Gross profit for the current quarter was $993,648, or 18.8% of gross revenue, compared to $933,472, or 18.1% of gross revenue, for the same period last year, a increase of $60,176 or 6.5%.  Gross profit for the six month period ended December 31, 2007 was $1,987,668, or 19.3% of gross revenue, compared to $1,976,211, or 18.9%, for the six month period ended December 31, 2006, an increase of $11,457 or .6%.  The increase in gross profit is due to improved operating processes as well as the net impact of new contracts and lost contracts, which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $1,005,187 or 19.0% of revenue, compared to $1,079,812 or 20.9% of revenue for the same quarter last year, a decrease of $74,625 or 6.9%.  General and administrative expenses for the six month period ended December 31, 2007 were $2,026,948 compared to $2,125,056 for the six month period ended December 31, 2006, a decrease of $98,108 or 4.6%.  This decrease is due to lower payroll and related expenses in the period as well as a reduction in travel and related costs.

Provision for doubtful accounts for the quarter was $13,418 compared to $15,000 for the corresponding quarter last year.  Provision for doubtful accounts for the six month period ended December 31, 2007 was $25,335 compared to $30,000 for the six month period ended December 31, 2006.

Interest expense for the three-month period totaled $94,762 compared to $114,820 for the same period last year, an decrease of $20,058 or 17.5%.  Interest expense for the six-month period ended December 31, 2007 was $199,704 compared to $230,115 for the six-month period ended December 31, 2005, a decrease of $30,411 or 13.2%.  The decreases in interest expense are the result of a reduction in long term debt and a decrease in interest rates.

For the reasons stated above, net loss after taxes for the quarter ended December 31, 2007 was $179,489 compared to $241,568 for the corresponding quarter last year, and the net loss for the six-month period ended December 31, 2007 was $394,263 compared to $358,993 for the six-month period ended December 31, 2006.

Net loss per share for the current quarter was $0.06 compared to net loss per share of $0.08 for the same quarter last year.  Net loss per share for the six-month period ended December 31, 2007 was $.14 compared to $.13 for the six-month period ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007 the Company had working capital of $2,408,395 compared to negative working capital of $3,351,444 for the same quarter last year.  This increase in working capital is primarily attributable to the Company’s reclassification of the asset held for sale to a current asset as management expects to resolve and complete a transaction for the sale of the asset within the next twelve months.  However, there can be no assurances that the Company will successfully conclude these discussions, or that it will be able to lease or sell all or part of the facilities and land on acceptable terms, if at all.

Operating Activities.  Cash used in operations for the six months ended December 31, 2007 was $383,237 compared to $551,248 used by operations for the six months ended December 31, 2006.  The current period’s activity is primarily attributable to operating losses sustained in the current period as well as an increase in accounts payable and prepaid expenses.

Investing Activities.  Investing activities provided $170,390 in cash in the current six month period compared to $34,946 in cash used in the same period last year.   Investing activities include capital expenditures in the amount of $10,688 in the current period as well as the repayment of advances to employees of $181,078.  Investing activities include capital expenditures of $42,746 in the period December 31, 2006.

Financing Activities.  Current year to date financing activities used $24,141 in cash compared to $33,984 used in the same period last year.  The current period activity includes proceeds from note payable as well as payments of long term debt.

Capital Resources.  The Company has certain credit facilities with its bank including a revolving credit facility of $3,500,000.  At December 31, 2007 and June 30, 2007, the Company had approximately $3,500,000 outstanding under its revolving credit.  The Company had previously pledged a $250,000 Certificate of Deposit as additional collateral against the revolving line of credit.  This restricted cash has been released.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $2,045,000 and $2,215,000 as of December 31, 2007 and June 30, 2007, respectively.  The Company and the bank reached an agreement in December, 2007 which maintains the revolving credit line in place to March 31, 2008.

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

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-Term Debt *	$5,689,980	$3,814,980	$350,000	$ 390,000	$1,135,000
Operating Leases	17,860	10,320	7,540	--	--
Total Contractual Cash Obligations	$5,707,840	$3,825,300	$357,540	$390,000	$1,135,000

*  Long-Term Debt includes the $3,499,114 outstanding balance on the revolving credit facility.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$3,500,000	$3,500,000	$--	$ --	$ --
Standby Letter of Credit	3,065,000	--	3,065,000	--	--
Total Commercial Commitments	$6,565,000	$3,500,000	$ 3,065,000	$ --	$--

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

The Company's financial statements as of December 31, 2007 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at December 31, 2007 of approximately $2.4 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending December 31, 2008.

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

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarters ended December 31, 2007 or September 30, 2007; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of December 31 and June 30, 2007, the Company maintained a deferred tax asset of $2,265,908 and $2,265,908, respectively.  The Company has provided a valuation allowance of $107,919 against its deferred tax assets after consideration of a future gain on the disposal of certain land adjacent to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures

Based on their evaluation, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Principal Financial Manager have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007 (the "Form 10-K"). As described in Note C to the Financial Statements of the Form 10-K as well as in this form 10-Q, the Company’s Financial Statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Results of Vote at Annual Meeting held on December 17, 2007

Total Shares voted 1,902,931

Election of Directors:	For	Withheld
Joseph V. Roberts	1,899,031	3,900
Kathleen A. Hill	1,899,031	3,900
Michael Gosman	1,902,931	0
Samuel R. Shipley, III	1,902,931	0
Michelle Roberts-O’Donnell	1,902,931	0
Richard Kresky	1,902,931	0
Jane Scaccetti	1,902,931	0

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2008

Nutrition Management Services Company

/s/ Joseph V. Roberts
Joseph V. Roberts
Chairman and Chief Executive Officer

/s/ Linda J. Haines
Linda J. Haines
Principal Financial Manager