Form 10-Q
period 2008-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2008-05-20
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of May 8, 2008.

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
Current assets:	(unaudited)
Cash and cash equivalents	$50,281	$701,858
Accounts receivable, net of allowance for doubtful accounts of $793,922 and $755,778, respectively	2,749,330	2,774,016
Inventory	144,651	142,921
Prepaid and other	581,873	277,343
Assets held for sale	6,125,439	0
Total current assets	9,651,574	3,896,138

Property and equipment, net	99,886	115,126

Assets held for sale	0	6,295,450

Other assets:
Note receivable	85,246	86,746
Advances to employees	243,249	427,510
Deferred income taxes, net	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $165,084 and $154,158 respectively	127,433	138,359
Other assets	49,614	49,614
Total other assets	2,771,450	2,968,137
Total assets	$12,522,910	$13,274,851

Current liabilities:
Current portion of long-term debt	$170,000	$170,000
Current portion of line of credit	3,499,114	3,499,114
Current portion of note payable	29,421	0
Accounts payable	3,016,993	3,001,543
Accrued payroll and related expenses	210,159	260,185
Accrued expenses	342,668	282,703
Other	141,358	202,555
Total current liabilities	7,409,713	7,416,100

Long-Term liabilities:
Long-term debt, net of current portion	1,875,000	2,045,000

Total Liabilities	9,284,713	9,461,100

Commitments and contingencies	0	0

Stockholders' equity:
Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
Common stock:

Class A - no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding	3,801,926	3,801,926
Class B - no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	(64,214)	511,340
Less: treasury stock (Class A common: 253,000 and 253,000
shares, respectively) - at cost	(499,563)	(499,563)
Total stockholders' equity	3,238,197	3,813,751
Total liabilities and stockholders’ equity	$12,522,910	$13,274,851

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31
	2008	2007	2008	2007
Food Service Revenue	$5,118,571	$4,953,280	$15,442,438	$15,438,157
Cost of Operations
Payroll and related expenses	2,490,231	2,212,564	7,372,148	6,504,534
Other costs of operations	1,695,368	1,844,824	5,149,650	6,061,520
Total cost of operations	4,185,599	4,057,388	12,521,798	12,566,054

Gross Profit	932,972	895,892	2,920,640	2,872,103

Expenses
General and administrative expenses	959,916	1,078,212	2,986,864	3,203,277
Depreciation and amortization	64,584	67,497	195,939	208,788
Provision for doubtful accounts	12,773	(15,000)	38,108	15,000
Total expenses	1,037,273	1,130,709	3,220,911	3,427,065

Income/(loss) from operations	(104,301)	(234,817)	(300,271)	(554,962)

Other income/(expense)
Other	(4,510)	(4,510)	(13,521)	612
Interest income	1,767	8,338	12,196	37,171
Interest expense	(74,254)	(115,772)	(273,958)	(345,887)
Total other income/(expense)	(76,997)	(111,944)	(275,283)	(308,104)

Loss before income taxes	(181,298)	(346,761)	(575,554)	(863,066)

Provision for income taxes	0	(104,272)	0	(261,575)

Net loss	$(181,298)	$(242,489)	$(575,554)	$(601,491)

Net loss per share - basic and diluted	$(0.06)	$(0.09)	$(0.20)	$(0.21)

Weighted average number of shares	2,847,000	2,847,000	2,847,000	2,847,000

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT  SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2008	2007

Operating activities:
Net loss	$(575,554)	$(601,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,939	208,788
Provision for bad debts	38,108	15,000
Amortization of bond costs	10,923	10,923
(Benefit)/provision for deferred taxes	0	(261,575)
Changes in assets and liabilities:
Accounts receivable	(11,923)	(119,060)
Inventory	(1,730)	(12,490)
Prepaid and other current assets	(304,537)	(39,074)
Accounts payable	15,450	(350,908)
Accrued payroll and related expenses	(50,025)	72,517
Accrued expenses and other	(1,224)	(45,340)
Net cash used in operating activities	(684,573)	(1,122,710)

Investing activities:
Purchase of property and equipment	(10,687)	(42,374)
Advance to employees	184,261	13,104
Net cash used in investing activities	173,574	(29,270)

Financing activities:
Proceeds from note payable	327,413	297,659
Repayment of note payable	(297,991)	(272,213)
Repayments of long-term borrowing	(170,000)	(165,000)
Net cash provided by financing activities	(140,578)	(139,554)

Net decrease in cash	(651,577)	(1,291,534)

Cash and cash equivalents - beginning of period	701,858	1,613,567

Cash and cash equivalents - end of period	$50,281	$322,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid	$285,370	$321,682
Taxes Paid	19,432	30,913

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as ‘exit prices’ not ‘entry prices’ in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for the purpose of promoting consistency and simplification of the existing codification of accounting principles. To eliminate differences in practice and reduce complexity in the application of GAAP, the Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement establishes a fair value hierarchy that distinguishes between observable and unobservable inputs and clarifies the need for adjustments to fair value based on nonperformance, other market risk assessment criteria, certain asset or event restrictions, and trading blockage. The adoption of this Statement was effective for financial statements beginning with fiscal years on or after November 15, 2007, including interim financial statements within that fiscal year.  The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

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

3.            Earnings Per Common Share

Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month and six-month period ended March 31, 2008 and 2007.  The Company did not have any stock options and warrants that impacted earnings per share in each period.

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

5.            Business Segments

The Company follows the disclosure provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This management approach focuses on internal financial information that is used by management to assess performance and to make operating decisions.  SFAS No. 131 also requires disclosures about products, services, geographic areas, and major customers.

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

For the quarter ended March 31, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,026,124	$92,447	$5,118,571
Depreciation and amortization	6,735	57,849	64,584
Income (loss) from operations	76,796	(181,097)	(104,301)
Interest income	1,767	0	1,767
Interest expense	(58,075)	(16,179)	(74,254)
Income (loss) before taxes (benefit)	20,488	(201,786)	(181,298)
Net income (loss)	20,488	(201,786)	(181,298)
Total assets	$5,912,120	$6,610,790	$12,522,910

For the quarter ended March 31, 2007:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$4,814,173	$139,107	4,953,280
Depreciation and amortization	9,179	58,318	67,497
Income (loss) from operations	1,369	(236,186)	(234,817)
Interest income	8,338	0	8,338
Interest expense	(79,624)	(36,148)	(115,772)
Income (loss) before taxes (benefit)	(69,917)	(276,844)	(346,761)
Net income (loss)	34,355	(276,844)	(242,489)
Total assets	$5,686,447	$7,306,214	$12,992,661

 For the nine months ended March 31, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$15,159,300	$283,138	$15,442,438
Depreciation and amortization	22,381	173,558	195,939
Income (loss) from operations	203,371	(503,641)	(300,271)
Interest income	12,196	0	12,196
Interest expense	(203,833)	(70,125)	(273,958)
Income (loss) before taxes	11,740	(587,294)	(575,554)
Net income (loss)	11,740	(587,294)	(575,554)
Total assets	$5,912,120	$6,610,790	$12,522,910

 For the nine months ended March 31, 2007:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$14,917,899	$520,258	$15,438,157
Depreciation and amortization	28,253	180,535	208,788
Income (loss) from operations	(26,099)	(528,863)	(554,962)
Interest income	37,171	0	37,171
Interest expense	(235,192)	(110,695)	(345,887)
Income (loss) before taxes	(209,980)	(653,086)	(863,066)
Net income (loss)	51,595	(653,086)	(601,491)
Total assets	$5,686,447	$7,306,214	$12,992,661

6.            Revolving Credit Facility

In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  The cash collateral account has been released and as of March 31, 2008 and June 30, 2007, the Company had no restricted cash balances.   In April, 2008, the Company entered into an agreement whereby the credit loan facility was extended to June 30, 2008.

At March 31, 2008 and June 30, 2007, the Company had approximately $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

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

The Company is currently involved in discussions with several interested parties regarding the sale/lease of the Collegeville Inn.  Management expects to resolve and complete a transaction for the sale/lease within the next twelve months.  However, the Company currently has no agreements, commitments or understandings with respect to the sale/lease of the Collegeville Inn and accordingly, there can be no assurances that the Company will successfully conclude these discussions, or that it will be able to lease or sell all or part of the facilities and land on acceptable terms, if at all.

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

The Company's financial statements as of March 31, 2008 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at March 31, 2008 of approximately $2.2 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, the possible proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending March 31, 2009.

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

Results of Operations – Quarter Ended March 31, 2008

Revenues for the quarter ended March 31, 2008 were $5,118,571, an increase of $165,291 or 3.3% compared to revenues of $4,953,280 in the corresponding quarter last year.  This increase is due to the net impact of revenue from new contracts offsetting revenues from lost contracts as well as revenues from ongoing contracts exceeding the prior year.  Revenues from Collegeville Inn operations decreased over the same period last year, primarily due to a decrease in catering events and a decrease in cook chill operations.

Cost of operations for the current quarter was $4,185,599, compared to $4,057,388 for similar expenses in the same period last year, an increase of $128,211or 3.2%.  The increase is primarily due to the costs associated with the increase in revenues mentioned above.

Gross profit for the current quarter was $932,972, or 18.2% of gross revenue, compared to $895,892, or 18.1% of gross revenue, for the same period last year, an increase of $37,080 or 4.1%.  The increase in gross profit is due to improved operating processes as well as the net impact of new contracts and lost contracts, partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $959,916 or 18.8% of revenue, compared to $1,078,212 or 21.8% of revenue for the same quarter last year, a decrease of $118,296 or 11.0%.  This decrease is due to lower payroll and related expenses in the period as well as a reduction in travel and related costs.

Provision for doubtful accounts for the quarter was $12,773 compared to negative $15,000 for the corresponding quarter last year.

Interest expense for the three-month period totaled $74,254 compared to $115,772 for the same period last year, a decrease of $41,518 or 35.9%.  The decrease in interest expense is the result of a reduction in long term debt and a decrease in interest rates.

For the reasons stated above, net loss after taxes for the quarter ended March 31, 2008 was $181,298 compared to $242,489 for the corresponding quarter last year, an improvement of $61,191.

Net loss per share for the current quarter was $0.06 compared to net loss per share of $0.09 for the same quarter last year.

Results of Operations – Nine Months Ended March 31, 2008

Revenues for the nine month period ended March 31, 2008 were $15,442,438, compared to $15,438,157 for the nine month period ended March 31, 2007, an increase of $4,281.  Revenue from new accounts during the current year have been sufficient to offset any contracts terminating in the current year.  Revenues at ongoing facilities increased slightly year over year.

Cost of operations for the nine month period ended March 31, 2008 were $12,521,798, compared to $12,566,054 for the nine month period ended March 31, 2007, a decrease of $44,256 or .4%.  The decreases are associated with better operating performance at ongoing accounts.

Gross profit for the nine month period ended March 31, 2008 was $ 2,920,640, compared to $2,872,103 for the nine month period ended March 31, 2007, an increase of $48,537 or 1.7%.  The gross profit margin percentage on sales increased to 18.9% from 18.6% due to improved operating performance at fixed rate accounts and cost reductions in the cost of operations areas.

General and administrative expenses for the nine month period ended March 31, 2008 were $2,986,864 compared to $3,203,277 for the nine month period ended March 31, 2007, a decrease of $216,413 or 6.8%.  This decrease is due to lower staffing related expenses in the period as well as a reduction in travel and related costs.

Provision for doubtful accounts for the nine month period ended March 31, 2008 was $38,108 compared to $15,000 for the nine month period ended March 31, 2007, an increase of $23,108.

Interest expense for the nine-month period ended March 31, 2008 was $273,958 compared to $345,887 for the nine month period ended March 31, 2007, a decrease of $71,929 or 20.8%. The decrease in interest expense is the result of a reduction in long term debt and a decrease in interest rates.

For the reasons stated above, net loss after taxes for the nine month period ended March 31, 2008 was $575,554 compared to $601,491 for the nine month period ended March 31, 2007, an improvement of $25,937 or 4.3%.

Net loss per share for the nine month period ended March 31, 2008 was $0.20 per share compared to $0.21 for the nine month period ended March 31, 2007, and improvement of $0.01 per share reflecting improved net income and no change in the number of issued and outstanding shares.

Liquidity and Capital Resources

At March 31, 2008 the Company had working capital of $2,241,861 compared to negative working capital of $3,623,399 for the same quarter last year.  This increase in working capital is primarily attributable to the Company’s reclassification of the asset held for sale to a current asset as management expects to resolve and complete a transaction for the sale of the asset within the next twelve months.  However, the Company currently has no agreements, commitments or understandings with respect to the sale of Collegeville Inn and accordingly, there can be no assurances that the Company will successfully conclude these discussions, or that it will be able to lease or sell all or part of the facilities and land on acceptable terms, if at all.

Operating Activities.  Cash used in operations for the nine months ended March 31, 2008 was $684,573 compared to $1,122,711 used by operations for the nine months ended March 31, 2007.  The current period’s activity is primarily attributable to operating losses sustained in the current period as well as an increase in prepaid expenses.  The prior year’s activity is primarily due to the operating losses sustained in that period as well as an increase in accounts receivable and decreases in accounts payable.

Investing Activities.  Investing activities provided $173,574 in cash in the current nine month period compared to $29,270 in cash used in the same period last year.   Investing activities include capital expenditures in the amount of $10,687 in the current period as well as the repayment of advances to employees of $184,261.  Investing activities include capital expenditures of $42,374 in the period March 31, 2007.

Financing Activities.  Current year to date financing activities used $140,578 in cash compared to $139,554 used in the same period last year.  The current period activity includes proceeds from a note payable as well as payments of long term debt.

Capital Resources.  The Company has certain credit facilities with its bank including a revolving credit facility of $3,500,000.  At March 31, 2008 and June 30, 2007, the Company had approximately $3,500,000 outstanding under its revolving credit.  The Company had previously pledged a $250,000 Certificate of Deposit as additional collateral against the revolving line of credit.  This restricted cash has been released.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $2,045,000 and $2,215,000 as of March 31, 2008 and June 30, 2007, respectively.  The Company and the bank reached an agreement in April, 2008 which maintains the revolving credit line in place to June 30, 2008.

As mentioned in previous filings, the Company has assets including its Collegeville facility which are not considered essential to its core business. The Company has plans to sell or lease a part of all of these assets in a fashion that will increase the liquidity of the Company and is in negotiation with several parties. To date, the Company has no agreements, commitments or understandings with respect to the sale of all or any part of these assets and there can be no assurance that any such sale will occur.

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Total Debt *	$5,573,535	$3,698,535	$350,000	$390,000	$1,135,000
Operating Leases	14,731	9,143	5,588	--	-
Total Contractual Cash Obligations	$5,588,266	$3,707,678	$355,588	$390,000	$1,135,000

·	Total Debt includes the $3,499,114 outstanding balance on the revolving credit facility.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$3,500,000	$3,500,000	$--	$--	$--
Standby Letter of Credit	3,065,000	--	3,065,000	--	--
Total Commercial Commitments	$6,565,000	$3,500,000	$3,065,000	$--	$--

The Company's primary sources of revenues are the management fees it receives from contracts to provide food and housekeeping services to continuing care facilities, hospitals, retirement communities and schools, as well as the Collegeville Inn, which includes the Conference and Training Center, Catering facilities and the Cook Chill operations. In the event that the Company is unable to consummate a transaction involving its Collegeville Inn facilities, the Company has a business plan in place to improve the operating results from the Collegeville Inn.

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

The Company's financial statements as of March 31, 2008 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at March 31, 2008 of approximately $2.2 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, the possible proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending March 31, 2009.

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

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarters ended March 31, 2008, December 31, 2007 or September 30, 2007; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of March 31, 2008 and June 30, 2007, the Company maintained a deferred tax asset of $2,265,908 and $2,265,908, respectively.  The Company has provided a valuation allowance of $204,905 against its deferred tax assets after consideration of a future gain on the disposal of certain land adjacent to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Manager concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic reports.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Financial Manager and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles (United States).  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles (United States), and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.
There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2007 (The “Form 10-K”) as described in Note C to the financial statements of the Form 10-K, as well as in this Form 10-Q,  the Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Date:  May 20, 2008