Form 10-K
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2008-10-14
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For Fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from _____ to _____

Commission file Number 0-19824
NUTRITION MANAGEMENT SERVICES COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2095332
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

725 Kimberton Road, Kimberton, Pennsylvania 19442
(Address of principal executive office)       (Zip Code)

Registrant’s telephone number, including area code:  610-935-2050

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class

None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class

Shares of Class A Common Stock (no par value)

(Cover Page 1 of 3 pages)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐     NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (2) of the Act

YES ☐     NO ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanges Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER	☐	ACCELERATED FILER	☐
NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of December 31, 2007 was approximately $214,266.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 13, 2008, there was outstanding 2,747,000 shares of the Registrant’s Class A Common Stock, no par value, and 100,000 shares of the Registrant’s Class B Common Stock, no par value.

(Cover page 2 of 3 pages)

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III for Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

This report consists of consecutively numbered pages (inclusive of all exhibits and including this cover page).  The Exhibit Index appears on page 24.

(Cover page 3 of 3 pages)

PART I

ITEM 1 - BUSINESS

General

Nutrition Management Services Company (the “Company” or the “Registrant”) provides food, facilities operations and housekeeping management services to continuing care facilities, hospitals, retirement communities and schools.

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

On November 14, 1997, the Company organized Apple Fresh Foods, Ltd. to develop a cook-chill food preparation technology for use in the Company’s food service business.  Apple Fresh Foods, Ltd. operations are located in the Collegeville Inn.

On October 8, 2008 the Company entered into an agreement of sale for certain tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provides for an initial deposit of $500,000 to be placed into escrow within three days after the effective date of the agreement.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period for the purpose of inspecting, investigating, examining, surveying, appraising, and any other testing as Purchaser may elect to perform.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

Financial Information About Industry Segments

See Note P on page F-19 of the Consolidated Financial Statements.

Description of Services

The Company provides contract food, facilities operations and housekeeping services to continuing care facilities, hospitals, retirement communities and schools.  The Company provides complete management and supervision of the dietary, facilities and housekeeping operations in its customers’ facilities through the use of on-site management staff, quality and cost-control programs, and training and education of dietary staff.  The Company’s operational districts are supported by Regional Managers, District Managers, Registered Dietitians and Quality Assurance staff.

The Company seeks to provide its services at a lower cost than self-managed facilities, while maintaining or improving existing service, nutritional care standards and regulatory compliance.

Marketing and Sales

The Company’s customers include continuing care facilities, hospitals, retirement communities as well as schools, which range in size from small individual facilities to large multi-facility operations.  Although many facilities perform their own food service functions without relying upon outside management firms such as the Company, the Company expects the market for its services to grow as facilities increasingly seek to contain costs and are required to comply with increased governmental regulations.

The Company’s services are marketed at the corporate level by its Chief Executive Officer, its President, and its Operating Personnel. The Company’s services are marketed primarily through in-person solicitation of facilities.  The Company also utilizes direct mail and participates in industry trade shows.

Market for Services

The market for the Company’s services consists of a large number of facilities involved in various aspects of the continuing care and health care fields, including nursing homes, retirement communities, hospitals and rehabilitation centers.  Such facilities may be specialized or general, privately owned or publicly traded, for profit or not-for-profit and may serve residents and patients on a continuing or short-term basis.

Service Agreements

The Company provides its services under several different financial arrangements including a fee basis and guaranteed rate basis. As of June 30, 2008, the Company provided services under various service agreements at forty-four (44) facilities.  At some of these facilities, the Company has contracts to provide vending services and housekeeping services in addition to the contract to provide food services.  Most of these contracts have one year terms and are automatically renewable at the end of each service year.  The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon which range from 30 days to 90 days.

Major Customers

The Company’s Food Service Management Segment had sales to three customers representing approximately the following percentage of total revenues, for the years ended June 30, 2008, 2007, and 2006, respectively:

	Years ending June 30,
	2008	2007	2006
Customer A	26%	38%	34%
Customer B	0%	4%	14%
Customer C	10%	12%	10%

The loss of any of these customers could have a material adverse effect on the Company’s future results of operations.

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

Employees

At June 30, 2008, the Company employed a total of approximately 323 employees.  Approximately 104 of those employees serve in various executive, management, administrative, quality assurance and sales capacities.  The remaining 219 employees are primarily dietary and housekeeping workers.  Approximately 143 (65%) of the Company’s dietary and housekeeping workers are covered by a collective bargaining agreement.  The Company’s collective bargaining agreements cover various food service and housekeeping facilities.  Their terms cover various time periods. The Company makes contributions to the unions’ benefits funds as required by the collective bargaining agreements. The Company considers its relationships with its employees and unions to be satisfactory.

Purchasing

For the years ended June 30, 2008, 2007 and 2006, respectively, the Company purchased the following percentages of its food and non-food products from two vendors:

	Years ended June 30,
	2008	2007	2006
Vendor A:	32%	29%	38%
Vendor B:	11%	18%	19%

While the Company maintains a good relationship with these vendors, in the event of a disruption in the Company’s relationship with these vendors or any disruption in the vendors’ business, the Company has alternate sources of supply for its food and non-food products.

Financial Information About Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 1A – RISK FACTORS

Investors should be aware of several risks before investing in the Company including but not limited to (i) the Company had a net loss of $424,404 for the fiscal year ended June 30, 2008, (ii) the Company’s Class A Common stock is traded on the Pink Sheets and hence there is limited liquidity of the Company’s Class A Common Stock, (iii) the Company has never paid any dividends and its credit facility prohibits it from paying any cash dividends, and (iv) the Company’s Chief Executive Officer is the holder of in excess of 70% of the Company’s voting stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

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

During the three years ended June 30, 2008, 2007 and 2006, the Company paid the related party entity rent in the amounts of $259,347, $265,283 and $261,165, respectively.  The Company leases an apartment from the same company to accommodate visiting clients and employees.

In addition, the Company is provided with office space at each of its client facilities.

The Company owns approximately twenty-two acres of land in Collegeville, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.  On October 8, 2008 the Company entered into an agreement of sale for certain tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provides for an initial deposit of $500,000 to be placed into escrow within three days after the effective date of the agreement.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period for the purpose of inspecting, investigating, examining, surveying, appraising, and any other testing as Purchaser may elect to perform.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

The Company presently owns food service equipment, computers, office furniture, and equipment, automobiles and trucks.  Management believes that all properties and equipment are sufficient for the conduct of the Company's current operations.

ITEM 3 – LEGAL PROCEEDINGS

On February 7, 2001, the Company filed a suit against a major client in the Court of Common Pleas of Chester County, Pennsylvania, which was subsequently removed to the United States District Court for the Eastern District of Pennsylvania.  On February 25, 2005, judgment was entered on a jury verdict in favor of the Company, in the amount of $2,500,000 for damages related to its claims, including breach of contract and contractual interference. The client’s counterclaim was dismissed by the judge. The Company filed a post-trial motion to amend the judgment to add prejudgment interest.  On June 1, 2006 this motion was denied. The Company has engaged independent legal counsel to pursue the prejudgment interest.  A trial has been scheduled for January 2009.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock No Par Value, (the “Class A Common Stock”) is currently trading on the OTC Pink Sheets (Ticker Symbol – NMSCA.PK) and is a penny stock.  The Company’s Class A Common Stock traded on the OTC Bulletin Board until January 7, 2005, at which time trading commenced on the OTC Pink Sheets.  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that is not listed on NASDAQ or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations of the Securities and Exchange Commission require broker-dealers to deliver to a purchaser of the Company’s Class A Common Stock a disclosure schedule explaining the penny stock market and the risks associated with it.  Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.

The following table shows the range of high and low bid quotations as reported on the OTC Electronic Bulletin Board or the OTC Pink Sheets for the quarters ending during the last two fiscal years for the Class A Common Stock:

Fiscal 2008	High	Low
Fourth Quarter	$0.24	$0.24
Third Quarter	0.25	0.24
Second Quarter	0.40	0.22
First Quarter	0.45	0.40

Fiscal 2007	High	Low
Fourth Quarter	$0.47	$0.44
Third Quarter	0.60	0.45
Second Quarter	0.51	0.44
First Quarter	0.45	0.43

The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer.  The above prices do not reflect prices in actual transactions.

Holders

As of October 13, 2008, there were approximately thirty seven (37) holders of record of the Class A Common Stock.

Dividends

The Company has not paid any dividends on its Class A or Class B Common Stock.  It is not expected that the Company will pay any dividends in the foreseeable future.  The Company’s credit facilities prohibit it from paying any cash dividends.

ITEM 6 - SELECTED FINANCIAL DATA

The selected historical financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto.

	Years ended June 30
	2008	2007		2006	2005	2004
Revenue	$20,860,543		$20,911,939	$23,366,435	$26,602,161	$27,999,905
Gross profit	3,993,436		3,877,032	4,273,467	4,914,568	5,257,520
Loss from Operations	(78,118)		(699,461)	(1,151,505)	(770,800)	(856,851)
Other income/(expense)	(346,286)		(333,261)	(198,203)	1,854,038	(195,283)
Net income/(loss)	(424,404)		(771,147)	(820,442)	775,657	(850,434)

Per share of common stock (basic and diluted):
Net income/(loss)	$ (0.15)	$	(0.27)	$ (0.29)	$0.27	$(0.30)

Weighted average common shares
Outstanding (basic and diluted)	2,847,000		2,847,000	2,847,000	2,847,000	2,847,000

	As of June 30
	2008	2007		2006	2005	2004

Working capital	$2,272,753	$	(3,519,962)	$687,126	$1,581,159	$266,441
Total assets	12,717,855		13,274,851	13,967,438	16,190,634	14,279,295
Long-term debt	1,865,000		2,045,000	5,714,922	5,604,921	5,376,922
Stockholders’ equity	3,389,347		3,813,751	4,584,898	5,413,580	4,629,683

ITEM 7 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Result of Operations Year Ended June 30, 2008 Compared to year Ended June 30, 2007

Revenues for the year ended June 30, 2008 (“Fiscal 2008”) were $20,860,543, a decrease of $51,396 compared to revenues of $20,911,939 for the year ended June 30, 2007 (“Fiscal 2007”).  This decrease is attributable to a decrease in revenues from Collegeville Inn operations.   Revenue from new food service accounts during the current year has been sufficient to offset any contracts terminating in the current year.  Revenues at ongoing facilities increased slightly year over year.

Cost of operations for Fiscal 2008 was $16,867,107 compared to $17,034,907 in Fiscal 2007, a decrease of $167,800 or 1%.  The decrease is due to lower revenues during the period and the expenses associated with those revenues over the same period. Improved operating performance also contributed to the reduced costs.

Gross profit for Fiscal 2008 was $3,993,436 or 19.1% of revenue, compared to $3,877,032 or 18.5% of revenue in Fiscal 2007, an increase of $116,404 or 3.0%.  The increase in gross profit is due to improved operating processes as well as the net impact of new contracts and lost contracts, which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for Fiscal 2008 were $3,959,538 or 19.0% of revenue, compared to $4,278,885 or 20.5% of revenue for Fiscal 2007, a decrease of $319,347 or 7.5%.  This decrease is due to lower payroll and  related expenses as well as a reduction in travel and related costs.

Depreciation and amortization for Fiscal 2008 was $28,985, compared to $275,980 for Fiscal 2007.   This reduction is the result of certain fixed assets classified as held for sale and therefore not depreciated.

Bad debt expense for Fiscal 2008 was $63,068 compared to $21,628 for Fiscal 2007. Bad debt expense represents an amount considered uncollectible based on specifically identified amounts that we believe to be based on historical collection experience, adverse situations that may affect the customers ability to repay and prevailing economic conditions.

Loss from operations for Fiscal 2008 was $58,155 or .3% of revenue compared to $699,461 or 3.3% of revenue for Fiscal 2007, an improvement of $641,306 or 91.0%.  This improvement is the result of cost effectiveness and performance offsetting reduced revenues as well as a reduction of general and administrative expenses.  A reduction in depreciation expense also contributed to the improvement over Fiscal 2007.

Interest expense for Fiscal 2008 was $334,190 or 1.6% of revenue, compared to $472,454 or 2.2% of revenue for Fiscal 2007.  This decrease in interest expense is the result of a reduction in long term debt and a decrease in interest rates.

Other income/(expense) for Fiscal 2008 was ($29,028) or .1% of revenue compared to $67,057 or .3% of revenue for Fiscal 2007.  Fiscal 2007 includes the recovery of a previously fully reserved outstanding amount for accounts receivable as well as the reimbursement of fees from the successful resolution of the litigation detailed in Item 3 – Legal Proceedings.

For the reasons stated above, net loss before income taxes for Fiscal 2008 was $404,441 or 1.9% of revenue compared to net loss before income taxes of $1,032,722 or 4.9% of revenue for Fiscal 2007.

The net loss for Fiscal 2008 was $424,404 or 0.15 per share compared to a net loss of $771,147 or $0.27 per share for Fiscal 2007.

Result of Operations Year Ended June 30, 2007 Compared to year Ended June 30, 2006

Revenues for the year ended June 30, 2007 (“Fiscal 2007”) were $20,911,939, a decrease of $2,454,496 or 10.5% compared to revenues of $23,366,435 for the year ended June 30, 2006 (“Fiscal 2006”).  This decrease is almost entirely attributable to accounts which had terminated during the previous fiscal year and for which no revenues were recognized during the current year.  Revenue from new accounts during the current year have been sufficient to offset any contracts terminating in the current year.  Revenues at ongoing facilities increased slightly year over year.   Revenues for fiscal 2007 from Collegeville Inn operations increased over fiscal 2006 primarily due to an increase in the cook chill operations.

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

Bad debt expense for Fiscal 2007 was $21,628 compared to $60,000 for Fiscal 2006.  The decrease is due to the Company having a sufficient provision providing for potential non-payments on a specific customer and general unallocated basis.  The bad debt expense represents an amount considered uncollectible based on specifically  identified amounts that we believe to be based on historical collection experience, adverse situations that may affect the customers ability to repay and prevailing economic conditions.

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

Other income for Fiscal 2007 was $67,057 or .3% of revenues compared to other income of $128,276 or .6% of revenue for Fiscal 2006.  Fiscal 2007 includes the recovery of a previously fully reserved outstanding amount for accounts receivable as well as the reimbursement of fees from the successful resolution of the litigation detailed in Item 3 – Legal Proceedings.  Fiscal 2006 includes the gain on sale of securities sold in the third quarter of 2006 as well as the receipt of funds for the Company granting an easement on Collegeville Inn property.

For the reasons stated above, net loss before income taxes for Fiscal 2007 was $1,032,722 or 4.9% of revenue compared to net loss before income taxes of $1,349,708 or 5.8% of revenue for Fiscal 2006.

The net loss for Fiscal 2007 was $771,147 or 0.27 per share compared to a net loss of $820,442 or $0.29 per share for Fiscal 2006.

Liquidity and Capital Resources

The Company’s requirement for capital is to fund (i) sales growth, (ii) food purchases and wage costs at certain facilities in advance of customer reimbursement, and (iii) financing for acquisitions.  Our primary source of financing during 2008 and 2007 was cash flow from operations.

At June 30, 2008, the Company had positive working capital of $2,272,753 as compared to negative working capital of $3,552,629 at June 30, 2007.  This change in working capital is primarily attributable to the Company’s reclassification of assets held for sale to current assets.  Cash used by operations for Fiscal 2008 was $401,877, compared to $962,625 used by operations for Fiscal 2007.  This activity was primarily attributed to operating losses in the period as well as the changes in accounts receivable and accounts payable.

Investing activities provided $170,372 during Fiscal 2008 compared to $53,698 used in cash during Fiscal 2007.  Fiscal 2008 included capital expenditures of $18,757 while Fiscal 2007 included capital expenditures of $49,482.  Fiscal 2008 included repayment of employee advances of $189,129.  During Fiscal 2008, financing activities used $162,449 which included the repayment of $170,000 in long term debt Fiscal 2007 provided $104,614 financing activities which included the release of $250,000 of restricted cash.

The Company has certain credit facilities with its bank including a revolving credit of $3,500,000.  At June 30, 2008, the Company had approximately $3,500,000 outstanding under its revolving credit.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $2,045,000 as of June 30, 2008.  In June 2008, the Company entered into an agreement whereby the credit loan facility was extended to September 30, 2008.  The Company is currently negotiating to replace or retire this debt with alternate financing.

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Total Debt *	$5,551,665	$3,686,665	$350,000	$390,000	$1,125,000
Operating Leases	$11,601	$7,965	$3,635	--	--
Total Contractual Cash Obligations	$5,563,266	$3,694,630	$353,635	$390,000	$1,125,000

•	Long-Term Debt includes approximately $3,500,000 outstanding on the revolving credit facility.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$3,500,000	$3,500,000	$--	$--	$--
Standby Letter of Credit	3,065,000	--	3,065,000	--	--
Total Commercial Commitments	$6,565,000	$3,500,000	$3,065,000	--	--

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, and increasing revenues from the sale of the Company’s Cook Chill products. In addition, on October 8, 2008 the Company entered into an agreement of sale for certain tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provides for an initial deposit of $500,000 to be placed into escrow within three days after the effective date of the agreement.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period for the purpose of inspecting, investigating, examining, surveying, appraising, and any other testing as Purchaser may elect to perform.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

The Company's financial statements as of June 30, 2008 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital of approximately $2.1 million as of June 30, 2008, the Company did have negative working capital of approximately 3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the protections relating to the management fees from its contracts and future contracts.

Based upon its present plans, management believes that operating cash flow, available cash, proceeds from the sale or lease of certain assets and available credit resources will be adequate to make repayments of indebtedness described herein, to meet the working capital cash needs of the Company, satisfy the needs of its operations and to meet anticipated capital expenditure needs during the twelve months ending June 30, 2009.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is evaluating the impact of Statement No. 162.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. FAS 142-3.

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is evaluating the impact of Statement No. 161 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 141(R) on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 160 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2008, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

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

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the fiscal year ended June 30, 2008; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of June 30, 2008 and 2007, the Company maintained a deferred tax asset of $2,265,908.  The Company has provided a valuation allowance of $125,461 against its deferred tax assets after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

Employment Contracts

For the fiscal years ended June 30, 2008, 2007 and 2006, the Company paid a base salary of $298,758, $290,344 and $333,727 to Joseph Roberts, Chairman and Chief Executive Officer and $222,127, $213,544 and $237,846 to Kathleen Hill, President and Chief Operating Officer, respectively.  The Company currently has no employment contracts with either of such individuals, as all previous employment contracts with such individuals expired.  The Compensation Committee of the Board of Directors is currently engaged in discussions with Mr. Roberts and Ms. Hill with respect to their compensation for the fiscal year ending June 30, 2009.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 15, of this Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A (T).

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Manager, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Manager concluded that, as of June 30, 2008, such controls and procedures were not effective.

In making this evaluation, management considered, among other matters, the material weaknesses in the Company’s internal control over financial reporting that have been identified.  See “Management’s report on Internal Control over Financial Reporting” below.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based upon criteria in Internal Control—Integrated Framework issued by COSO. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2008, based on the criteria in Internal Control—Integrated Framework issued by COSO.

The Company’s management identified the following deficiencies that would be considered a material weaknesses in our internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis:
(i) The Company did not maintain an effective control environment due to the lack of documented, formal policies and procedures; and
(ii) The Company did not maintain effective internal controls over the financial closing and reporting process.

In light of this conclusion, the Company has initiated documentation of its policies and procedures and will institute compensating procedures and processes as necessary to ensure the reliability of its financial reporting to include the development of a standard closing checklist with specific assignment of duties, responsibilities, and timetable for completions of assigned tasks.  Management intends to remediate weaknesses in the control environment and financial reporting through specific process improvements that have been identified.  The Company will develop new processes in its accounting department.  Each new process will be evaluated to ensure it is supported by effectively designed level of controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company plans to devote additional resources to its internal controls, and is currently engaged in discussions with third parties regarding improvements.  In addition, additional resources will be devoted to developing and communicating its policies and procedures to its employees and management.  This shall include development and enforcement of compliance programs.  The compliance program shall also include communication to set and reinforce the right tone from the top.

These remediation efforts, primarily associated with financial reporting, will require significant ongoing effort and investment.  Management, with the oversight of the audit committee, will continue to identify and take steps to remedy known deficiencies as expeditiously as possible and enhance the overall design and capability of the control environment.  The Company intends to further expand its accounting policy and controls capabilities by providing additional resources where deemed necessary and to enhance training of existing staff in such matters.  Management believes that the foregoing actions will continue to improve the Company’s internal control over financial reporting, as well as its disclosure controls and procedures.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in the Company’s internal control over financial reports during the last fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.  Subsequent to June 30, 2008, however, the Company has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Shareholders under the caption “Directors and Executive Officers of the Registrant”, and is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Shareholders under the caption “Executive Compensation and Compensation of Directors” and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the 2008 Annual Meeting of Shareholders under the caption “Security Ownership” and “Election of Directors” and is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in the Proxy Statements of the Company for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) served as the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.  Such firm has no other relationship to the Company or its affiliates.

Audit Fees
MSPC billed the Company $50,000 for audit fees for the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2008, $50,000 for fiscal year ended June 30, 2007 and $45,000 for fiscal year ended 2006.

Audit Related Fees
MSPC billed the Company $24,000 for audit related services for the fiscal year ended June 30, 2008, $18,000 for June 2007 and $15,000 for June 30, 2006.

Tax Fees
MSPC billed the Company $12,000 for tax services during the fiscal year ended June 30, 2008, June 2007 and June 30, 2006.

All Other Fees
MSPC did not bill the Company for any other professional services for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

Pre-approval Policies and Procedures
All audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by the Audit Committee.  Consistent with applicable law, limited amounts of services, other than audit, review or attest services, may be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided each such approved service is reported to the full Audit Committee at its next meeting.

All of the engagements and fees for the Company’s fiscal year ended June 30, 2008 were approved by the Audit Committee.

The Audit Committee of the Board of Directors considered whether the provision of non-audit services by MSPC was compatible with its ability to maintain independence from an audit standpoint and concluded that MSPC independence was not compromised.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. Consolidated Financial Statements

(B)  Exhibits

The following Exhibits are filed as part of this report (references are to Reg. S-K Exhibit Numbers):

3.1	Amended and Restated Certificate of Incorporation of Company (Incorporated by reference to Exhibit 3.1 of the Company’s Statement on Form S-1 (File No. 33-4281).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 of the S-1).

4.1	Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the S-1).

4.5	Registration Rights Agreement between the Company and Kathleen Hill (Incorporated by reference to Exhibit 4.5 of the S-1).

10.4	Company's 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of the S-1).

10.8	Guaranty Agreement between the Company and Joseph Roberts (Incorporated by reference to Exhibit 10.9 Annual Report on Form 10-K filed September 27, 1992).

10.9	Lease Agreement Between the Company and Ocean 7, Inc. (Incorporated by reference to Exhibit 10.11 Annual Report of Form10-K filed September 27, 1992).

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

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
Joseph V. Roberts,
Chief Executive Officer and Director

Date:  October 14, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this annual report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of October 14, 2008.

/s/ Joseph V. Roberts	/s/ Kathleen A. Hill
Joseph V. Roberts, Chief Executive Officer and Director (Principal Financial Officer)	Kathleen A. Hill, President and Director

/s/ Jane Scaccetti
Samuel R. Shipley, Director	Jane Scaccetti, Director

/s/ Michael M. Gosman
Michael M. Gosman, Director

Financial Statements and Reports of Registered Public Accounting Firms
Nutrition Management Services Company and Subsidiaries
June 30, 2008, 2007 and 2006

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 2

CONSOLIDATED BALANCE SHEETS	F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS	F - 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F -20

SUPPLEMENTAL INFORMATION

SCHEDULE OF VALUATION ACCOUNTS	F - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nutrition Management Services Company and Subsidiary

We have audited the consolidated balance sheets of Nutrition Management Services Company and Subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008.  These financial statements are the responsibility of the Nutrition Management Services Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrition Management Services Company and Subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ MSPC

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
October 14, 2008

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30,

	2008	2007
Current assets
Cash and cash equivalents	$307,902	$701,858
Accounts receivable (net of allowance for doubtful accounts of $808,887 and $755,778 in 2008 and 2007, respectively)	2,648,181	2,774,016
Inventory	142,073	142,921
Prepaid and other current assets	342,655	244,676
Assets held for sale	6,295,450	-
Total current assets	9,736,261	3,863,471

Property and equipment - net	104,939	115,126

Assets held for sale	-	6,295,450

Other assets
Note receivable	-	86,746
Advances to officers	238,381	427,510
Deferred income taxes	2,265,908	2,265,908
Bond issue costs (net of accumulated amortization of $168,724 and $154,158 in 2008 and 2007, respectively)	123,800	138,359
Other assets	248,566	82,281
Total other assets	2,876,655	3,000,804
Total assets	$12,717,855	$13,274,851
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$180,000	$170,000
Current portion of line of credit	3,499,114	3,499,114
Current portion of note payable	7,551	-
Accounts payable	3,196,032	3,001,543
Accrued expenses	266,727	282,703
Accrued payroll	208,366	260,185
Other	105,718	202,555
Total current liabilities	7,463,508	7,416,100

Long-term liabilities
Long-term debt - net of current portion	1,865,000	2,045,000
Total long-term liabilities	1,865,000	2,045,000

Commitments and contingencies

Stockholders’ equity
Preferred stock - no par, 2,000,000 shares authorized, none issued and outstanding Common stock
Class A - no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding	3,801,926	3,801,926
Class B - no par, 100,000 shares authorized; 100,000 shares issued and outstanding	48	48
Accumulated other comprehensive income (net of tax)	-	-
Retained earnings	86,936	511,340
	3,888,910	4,313,314
Less treasury stock - (common - Class A: 253,000 shares - at cost )	(499,563)	(499,563)
Total stockholders’ equity	3,389,347	3,813,751
Total liabilities and stockholders’ equity	$12,717,855	$13,274,851

The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended June 30,

	2008	2007	2006

Food service revenue	$20,860,543	$20,911,939	$23,366,435

Cost of operations
Payroll and related expenses	9,913,066	8,816,497	9,540,157
Other costs of operations	6,954,041	8,218,410	9,552,811

Cost of operations	16,867,107	17,034,907	19,092,968

Gross profit	3,993,436	3,877,032	4,273,467

Expenses
General and administrative expenses	3,979,501	4,278,885	4,965,732
Depreciation and amortization	28,985	275,980	399,240
Bad debt expense	63,068	21,628	60,000

Total Expenses	4,071,554	4,576,493	5,424,972

Loss from operations	(78,118)	(699,461)	(1,151,505)

Other income/(expense)
Interest expense	(334,190)	(472,454)	(404,494)
Interest income	16,932	72,136	78,015
Gain on Sale of Securities	-	-	44,256
Other	(29,028)	67,057	84,020

Other income/(expense) - net	(346,286)	(333,261)	(198,203)

(Loss)/income before income taxes	(424,404)	(1,032,722)	(1,349,708)

Income tax (benefit)/expense	19,963	(261,575)	(529,266)

Net (loss)/income	(424,404)	(771,147)	(820,442)

Comprehensive income/(loss)	$(424,404)	$(771,147)	$(820,442)

Net income/(loss) per share - basic and diluted	$(0.15)	$(.27)	$(.29)

Weighted average number of shares – basic and diluted	2,847,000	2,847,000	2,847,000

The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended June 30, 2008

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Number of Shares	Amount	Total Stockholders’ Equity
Balance June 30, 2005	2,747,000	$3,801,926	100,000	$48	$2,102,929	$8,240	(253,000)	$(499,563)	$5,413,580

Other Comprehensive Income	-	-	-	-	-	(8,240)	-	-	(8,240)

Net Income	-	-	-	-	(820,442)	-	-	-	(820,442)

Balance-June 30, 2006	2,747,000	$3,801,926	100,000	$48	$1,282,487	-	(253,000)	$(499,563)	$4,584,898

Net loss	-	-	-	-	(771,147)	-	-	-	(771,147)

Balance-June 30, 2007	2,747,000	$3,801,926	100,000	$48	$511,340	$-	(253,000)	$(499,563)	$3,813,751

Net loss	-	-	-	-	(424,404)	-	-	-	(424,404)

Balance-June 30, 2008	2,747,000	$3,801,926	100,000	$48	$86,936	$-	(253,000)	$(499,563)	$3,389,347

The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,

	2008	2007	2006
Operating activities
Net income/(loss)	$(424,404)	$(771,147)	$(820,442)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Gain on sale of marketable securities	-	-	(44,256)
Depreciation and amortization	28,985	275,980	399,240
Amortization of bond costs	14,559	14,564	14,564
Provision for bad debts	63,068	21,628	60,000
(Benefit)/expense for deferred taxes	-	(261,575)	(548,219)

Changes in assets and liabilities
Accounts receivable	149,513	(417,924)	668,750
Inventory	848	(701)	(13,265)
Prepaid and other	(264,306)	(47,399)	144,566
Income tax refund	-	-	43,730
Accounts payable	194,489	3,494	(993,217)
Accrued expenses	(15,976)	68,820	(484,477)
Accrued payroll	(51,818)	33,574	(30,708)
Other	(96,837)	118,061	(11,196)

Net cash provided by operating activities	(401,879)	(962,625)	(1,614,930)

Investing activities
Purchase of property and equipment	(18,757)	(49,482)	(46,685)
Net proceeds of marketable securities	-	-	249,577
Repayments/(advances) by employees and officers	189,129	(4,216)	10,989

Net cash provided by/(used in) investing activities	170,372	(53,698)	213,881

Financing activities
Restricted cash	-	250,000	-
Proceeds from financing	327,413	297,659	238,869
Proceeds from long-term borrowings	-	-	275,000
Repayment of long-term borrowings	(170,000)	(165,808)	(150,000)
Repayment of financing	(319,862)	(277,237)	(238,869)

Net cash provided by/(used in) financing activities	(162,449)	104,614	125,000

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(393,956)	(911,709)	(1,276,049)
Cash and cash equivalents - beginning of year	701,858	1,613,567	2,889,616
Cash and cash equivalents - end of year	$307,902	$701,858	$1,613,567
Supplemental disclosures of cash flow information
Cash paid during the years for
Interest	$348,705	$445,220	$419,416
Income taxes	$19,432	$38,459	$5,362

The accompanying notes are an integral part of these statements

  Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

Nutrition Management Services Company (the “Company”) was organized on March 28, 1979, to provide professional management expertise and food services to continuing care and health care facilities in the domestic United States.  The Company competes mainly with regional and national food service management companies as well as self-managed departments.  Apple Management Services Company (“Apple Management”), a wholly owned subsidiary, was organized on November 25, 1991, to provide management service expertise.  The Collegeville Inn Conference and Training Center, Inc. (“Collegeville Inn” located in Lower Providence Township, Pennsylvania), a wholly owned subsidiary, was organized on April 29, 1994.  This facility opened in September 1997, and is used as a showroom for prospective customers and a comprehensive training facility.  Effective June 27, 2005, the Company closed the buffet restaurant at the Collegeville Inn to make the entire facility available for catered events.   Apple Fresh Foods, Ltd. (“Apple Fresh Foods”) was organized on November 14, 1997, to develop a cook-chill food preparation technology for use in the Company’s food service business.  Apple Fresh Foods operations are located at the Collegeville Inn.

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

As of June 30, 2008 there were no marketable securities.

During the years ended June 30, 2008, 2007 and 2006, sales proceeds were $0, $0, and $249,577 respectively.  The gross realized gains during the years ended June 30, 2008, 2007, and 2006 were $0, $0 and $44,256 respectively.

4. Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily related to food service management fees.  Credit is extended based on prior experience with the customer and evaluation of a customer’s financial condition.  Accounts receivable are generally due within thirty to sixty days.  The allowance for doubtful accounts represents an estimate of amounts considered uncollectible and is determined based on specifically identified amounts that we believe to be based on historical collection experience, adverse situations that may affect the customer’s ability to repay and prevailing economic conditions.  If our actual collections experience changes, revisions to our allowance may be required.  The Company believes it will be successful in its collection efforts related to its outstanding balances.

5. Inventory

Inventory, which consists primarily of food, is stated at the lower of cost (first-in, first-out method) or market.  The Company records inventory for contracts which require goods to be owned by the Company.  For the remaining customers, the Company purchases inventory on their behalf and a payable or receivable is recorded for the change in the value of these goods, which is then collected from or paid to customers.  As of June 30, 2008 and 2007, inventory was $142,073 and $142,921, respectively.  As of June 30, 2008 and 2007, inventory receivable from customers was $19,558 and $9,737 respectively, while inventory payable to customers was $18,225 and $4,204 respectively.

  Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

10. Accounting for Stock-Based Compensation

Stock Options issued to Employees – On July 1, 2005 we adopted the fair value recognitions provisions of SFAS No. 123 R, “Share-Based Payments”, under the modified prospective transition method.  Prior to July 1, 2005, we applied the Accounting Principles Board (APB) Opinion No. 25 intrinsic value accounting method for its stock incentive plans.   Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005.  Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

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

As of June 30, 2008 and 2007, the Company maintained a deferred tax asset of $2,265,908.  The Company has provided a valuation allowance of $125,461 against its deferred tax asset after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.  See Note G for additional information.

  Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

12. Accumulated Other Comprehensive Income/(Loss)

 Based on the Company’s current activities, there is no accumulated other comprehensive income.

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

14. Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.  Advertising expense for the years ended June 30, 2008, 2007 and 2006 was $8,845, $5,247 and $24,600 respectively.

15. Reclassification

Certain 2007 and 2006 items have been reclassified to conform to the current year presentation.

16. Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

17. Fair Value of Financial Instruments

The Company used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts the Company has reported in the accompanying balance sheet for cash and cash equivalents approximate their fair values.

Investments:  The Company estimates the fair values of investments based on quoted market prices.  The carrying amounts the Company has reported in the accompanying balance sheet for investments in contracts approximate their fair values.

Long- and short-term debt:  The Company bases the fair values of debt instruments on quoted market prices.  Where quoted prices are not available, the Company bases the fair values on the present value of future cash flows discounted as estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.  The carrying amounts the Company has reported in the accompanying balance sheet for debt approximate their fair values.  See footnote F for further discussion.

Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

18. Impairment or Disposal of Long Lived Assets

The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  Under the requirements of SFAS 144, the Company assesses the potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An asset’s value is impaired if management’s estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset.  Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset.  Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges.

19. New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is evaluating the impact of Statement No. 162.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. FAS 142-3.

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is evaluating the impact of Statement No. 161 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 141(R) on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 160 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

19. New Accounting Pronouncements - continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2008, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

NOTE C – BUSINESS CONDITIONS

The Company's primary sources of revenues are the management fees it receives from contracts to provide food and housekeeping services to continuing care facilities, hospitals, retirement communities and schools, as well as the Collegeville Inn, which includes the Conference and Training Center, Catering facilities and the Cook Chill operations. The Company has a business plan in place to improve the operating results from the Collegeville Inn while it continues its sale/lease efforts.  See Note O for segment reporting information.  Effective June 27, 2005, the Company closed the buffet restaurant at the Collegeville Inn to make the facility available for catered events.

On October 8, 2008 the Company entered into an agreement of sale for certain tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provides for an initial deposit of $500,000 to be placed into escrow within three days after the effective date of the agreement.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period for the purpose of inspecting, investigating, examining, surveying, appraising, and any other testing as Purchaser may elect to perform.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE C – BUSINESS CONDITIONS - continued

The Company's financial statements as of June 30, 2008 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Although the Company had positive working capital at June 30, 2008 of approximately $2.1 million, the Company did have negative working capital of approximately $3.5 million as of June 30, 2007, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year as they become due.  Such doubt was alleviated after careful review of Management's plans for the future relating to the Collegeville Inn Assets and operations, and the projections relating to the management fees from its contracts and future contracts.

Management believes that operating cash flow, the possible proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending June 30, 2009.

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

NOTE D - PROPERTY AND EQUIPMENT

The following details the composition of property and equipment.

	Estimated useful lives	2008	2007
Building	40	$7,829	7,829
Machinery and equipment	2 - 8	2,352,735	2,422,005
Furniture and fixtures	2 - 8	26,374	26,374
Other, principally autos and trucks	2 - 10	211,335	211,335
		2,598,273	2,667,543
Less: accumulated depreciation		2,493,334	2,552,416
		$104,939	$115,126

NOTE E – ASSETS HELD FOR SALE

The following details the composition of assets held for sale.
	Estimated useful lives	2008	2007
Property and equipment
Land	-	$497,967	$497,967
Building	40	7,491,263	7,491,263
Other, principally equipment, furniture and fixtures	2 - 8	2,386,716	2,386,717
		10,375,946	10,375,946
Less: accumulated depreciation		4,080,496	4,080,496
		$6,295,450	$6,295,450

The Company continues its efforts to sell or lease all or part of the Collegeville Inn Conference and Training Center and or certain excess land adjacent to the facility.  The Company has reclassified these assets as held for sale.

  Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE F - LONG- TERM DEBT

Long-term debt consisted of the following:	2008	2007
Bank revolving credit, interest due monthly at the National Consumer rate minus .25% (effectively 5.00% as of June 30, 2008), secured by all corporate assets and ersonal guarantee of the Chief Executive Officer; matures on September 30, 2008	$3,499,114	$3,499,114
Industrial Revenue Bonds (Collegeville Inn Projects) (see bonds payable)	1,495,000	1,615,000
Industrial Revenue Bonds (Apple Fresh Foods Projects) (see bonds payable)	550,000	600,000
	5,544,114	5,714,114
Less: current maturities (includes bank revolving credit)	3,679,114	3,669,114
	$1,865,000	$2,045,000

In February 2001, the Company executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  As of June 30, 2008 all of the cash collateral account has been released and is available for operations.

At June 30, 2008, the Company had approximately $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans.  The Company and the bank reached an agreement in June 2008 which maintains the revolving credit line in place to September 30, 2008.  The Company is currently negotiating to replace or retire this debt with alternate financing.

Bonds Payable - In December 1996, the Company, through its subsidiaries, authorized two industrial revenue bond issues.

Issue #1

Title - Montgomery County Industrial Development Authority, $2,500,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (“Collegeville Inn Project”) Series of 1996

Rate - Variable, to a maximum of 17% (Variable Rate at June 30, 2008 was 2.58%)

Term - 20 years (2016)

Purpose - Rehabilitate, furnish and equip the Collegeville Inn

Issue #2

Title - Montgomery County Industrial Development Authority, $1,000,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (“Apple Fresh Foods, Ltd. Project”) Series of 1996

Rate - Variable, to a maximum of 15% (Variable Rate at June 30, 2008 was 1.85%)

Term - 20 years (2016)

Purpose - Develop a cook-chill food preparation technology

  Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE F - LONG- TERM DEBT - Continued

Each series of bonds is guaranteed by the Company and each of its subsidiaries.  The assets of Collegeville Inn and Apple Fresh Foods are pledged as collateral for both series of bonds.

The Company’s bank has issued irrevocable letters of credit in favor of the bond trustee for the full amount of both bond issues.  The letters of credit have a term of four years and can be renewed on an annual basis by the bank.  The bank holds the mortgage on the Collegeville Inn building and property.  The letters of credit are guaranteed by the parent company.

The sinking fund requirements of the bonds are as follows:
	Collegeville Inn	Apple Fresh Foods	Total

2009	130,000	50,000	180,000
2010	135,000	55,000	190,000
2011	145,000	55,000	200,000
2012	155,000	60,000	215,000
2013	165,000	60,000	225,000
Thereafter	765,000	270,000	1,035,000
Total	1,495,000	550,000	2,045,000

Maturities of principal due in the following years are set forth below:

Year ending June 30,

2009	$3,679,114
2010	190,000
2011	200,000
2012	215,000
2013	225,000
Thereafter	1,035,000
$5,544,114

NOTE G - INCOME TAXES

The components of income tax (benefit)/expense are:	Year Ended June 30,
	2008	2007	2006
Current
Federal	$0	$(266,597)	$0
State	0	(47,046)	0
	0	(313,643)	0
Deferred
Federal	0	44,258	(403,176)
State	0	7,810	(126,090)
	0	52,068	(529,266)

	$0	$(261,575)	$(529,266)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately:

Nutrition Management Services Company and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	June 30
	2008	2007
Deferred tax assets
Provision for doubtful accounts	$347,839	$421,051
Excess of tax over financial statement basis of investments in contracts	94,650	94,650

Vacation accrual	99,008	136,558
Bonus accrual	-	-
Charitable contribution carryforward	48,919	48,919
Federal net operating loss	1,831,968	1,501,994
Other	74,181	74,181
Total deferred tax assets	2,496,565	2,277,353

Deferred tax liabilities
Depreciation	105,196	11,443

Allowance	125,461	-

Net deferred tax assets	$2,265,908	$2,265,910

The deferred tax amounts are classified on the balance sheet as follows:

	June 30
	2008	2007
Current asset	$--	$
Non-current asset	2,265,908		2,265,910
	$2,265,908		$2,265,910

The Company also has a federal net operating loss carry forward of approximately $4,380,000 expiring on December 31, 2026.  The Company has charitable contribution carry forwards in the amount of $113,765, which began to expire in the fiscal year ended June 30, 2007.

The Company has provided a valuation allowance of $125,461 against its deferred tax assets after consideration that the  future gain on the disposal of certain land and assets relative to the Collegeville Inn and anticipated future profitable operating results.

The following reconciles the tax provision with the U.S. statutory tax rates:

	Year Ended June 30
	2008	2007	2006
Income taxes, at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
States taxes, net of federal tax benefit	(5.0)	(5.0)	(5.0)
Nondeductible expenses	10.0	10.0	7.0
Other	3.7	3.7	(8.6)
Tax expense/(benefit)	(25.3)%	(25.3)%	(40.6)%

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Joseph V. Roberts, Chief Executive Officer and Director of the Company, received long term advances of which $187,503 and $372,315 remains outstanding as of June 30, 2008 and 2007, respectively.  Kathleen A. Hill, President, Chief Operating Officer and Director of the Company, received long term advances of which $50,567 and $54,695 remains outstanding as of June 30, 2008 and 2007, respectively.  Interest for fiscal year ended June 30, 2008 of $11,920 has been included in the outstanding amounts.  These amounts are currently under agreement whereby monthly payments are being made to reduce the outstanding amounts.

NOTE I – COMMITMENTS AND CONTINGENCIES

1.  Operating Leases

The Company leases real estate facilities from a corporation owned by a principal stockholder under month-to-month operating leases, including its corporate office building under a month-to-month lease based on terms management believes to be generally similar to those prevailing to unrelated parties.  During the years ended June 30, 2008, 2007 and 2006, rent expense paid to the related party was $259,347, $265,283 and $261,165, respectively.

The Company is also obligated under various operating leases for operating equipment for periods expiring through 2009.  During the years ended June 30, 2008, 2007 and 2006, rent expense was $323,114, $334,845 and $317,486, respectively, for all operating leases.

Minimum annual rentals under non-cancelable operating leases subsequent to June 30, 2008, are as follows:

Year ending June 30,	Operating equipment
2009	$11,601
2010	0
2011	0
Total	11,601

2.  Litigation

On February 7, 2001, the Company filed a suit against a major client in the Court of Common Pleas of Chester County, Pennsylvania, which was subsequently removed to the United States District Court for the Eastern District of Pennsylvania.  On February 25, 2005, judgment was entered on a jury verdict in favor of the Company, in the amount of $2,500,000 in damages related to its claims.  The former client did not appeal the judgment and the Company received $2,500,000 on June 1, 2005.  The Company filed a post-trial motion to amend the judgment to add prejudgment interest.  On June 1, 2006, this motion was denied.  The Company has engaged independent legal counsel to pursue prejudgment interest.  A trial has been scheduled for January 2009.

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

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE I – COMMITMENTS AND CONTINGENCIES - continued

3.  Employment Contracts

For the fiscal years ended June 30, 2008,  2007 and 2006, the Company paid a base salary  of $298,758, $290,344 and $333,727 to Joseph Roberts, Chairman and Chief Executive Officer and $222,127, $213,544 and $237,846 to Kathleen Hill, President and Chief Operating Officer, respectively.  The Company currently has no employment contracts with either of such individuals, as all previous employment contracts with such individuals expired.  The Compensation Committee of the Board of Directors is currently engaged in discussions with Mr. Roberts and Ms. Hill with respect to their compensation for the fiscal year ending June 30, 2009.

NOTE J - STOCKHOLDERS’ EQUITY

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

3. Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, no par value, of which no shares have been issued.  The Preferred Stock may be issued by the Company’s Board of Directors from time to time in one or more series.

NOTE K - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

1. Employee Stock Purchase Plan

The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the fair market value at specified dates.  At June 30, 2008, all employees were eligible to participate in the plan.  During the years ended June 2008, 2007 and 2006 there were fourteen participants and no shares purchased.

As of July 1, 2005, the Company adopted the fair value recognitions provisions of SFAS No. 123 R, “Share-Based Payments”, under the modified prospective transition method.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE L - DEFINED CONTRIBUTION PENSION PLAN

The Company sponsors a 401(k) plan for all employees who have attained the age of twenty-one and have completed one year of service.  Eligible employees may contribute up to 15% of their annual compensation to the plan.  The Company can match 100% up to the first 4% of employee plan contributions.  Participants are vested 20% for each year of service beginning after year three and are fully vested after seven service years.  During the years ended June 30, 2008, 2007 and 2006, Company contributions to the plan, which were charged to expense, amounted to $16,471, $20,081, and $13,378, respectively.

NOTE M - CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable.  A substantial portion of the Company’s revenues are dependent upon the payment by customers who are dependent upon third-party payers, such as state governments, Medicare and Medicaid.  Generally, the Company does not require collateral or other security to support customer receivables.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

As of June 30, 2008, the Company had cash balances of approximately $92,610 subject to credit risk beyond insured amounts at various financial institutions having high credit standings.  The Company believes that its exposure to credit risk loss is limited.  The Company does not require collateral and other security to support financial instruments subject to credit risk.

NOTE N - MAJOR CUSTOMERS

The Company’s Food Service Management Segment had sales to three customers representing approximately the following percentage of total revenues, for the years ended June 30, 2008, 2007, and 2006, respectively:

	Years ending June 30,
	2008	2007	2006
Customer A:	26%	38%	34%
Customer B:	0%	4%	14%
Customer C:	10%	12%	10%

The loss of any such customer could have a material adverse effect on the Company’s future results of operations.

NOTE O – MAJOR SUPPLIERS

For the years ended June 30, 2008, 2007 and 2006, respectively, the Company purchased the following percentages of its food and non-food products from two vendors:

	Years ending June 30,
	2008	2007	2006
Vendor A:	32%	29%	38%
Vendor B:	11%	18%	19%

In the event of a disruption in the Company’s relationship with these vendors or any disruption in the vendor’s business, the Company has alternate sources of supply for its food and non-food products.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The financial information of the Company’s reportable segments have been compiled utilizing the accounting policies described in Note A Organization and Business.   The Company’s reportable segments are (1) food service management and (2) training and conference center.  Deferred taxes are not allocated to segments.  The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to accounting principles generally accepted in the United States of America.  As a result, reported segment results are not necessarily comparable with similar information reported by other similar companies.

	Food Service Management	Training and Conference Center	Total

As of and for the year ended June 30, 2008:
Food service revenue	$20,463,614	$396,929	$20,860,543
Depreciation and amortization	24,202	4,783	28,985
Income/(loss) from operations	313,111	(391,229)	(78,118)
Interest expense	(251,138)	(83,052)	(334,190)
Interest income	16,932	-	16,932
Income/(loss) before tax expense/(benefit)	(750,640)	326,236	(424,404)
Net income/(loss)	(750,640)	326,236	(424,404)
Total assets	5,832,385	6,885,470	12,717,855
Capital expenditures	18,757	-	18,757

As of and for the year ended June 30, 2007:
Food service revenue	$20,246,350	$665,589	$20,911,939
Depreciation and amortization	37,417	238,563	275,980
Income/(loss) from operations	12,101	(711,561)	(699,460)
Interest expense	(307,488)	(164,966)	(472,454)
Interest income	72,136	-	72,136
Income/(loss) before tax expense/(benefit)	(966,548)	(66,173)	(1,032,721)
Net income/(loss)	(704,973)	(66,173)	(771,146)
Total assets	5,934,042	7,340,809	13,274,851
Capital expenditures	35,627	13,855	49,482

As of and for the year ended June 30, 2006:
Food service revenue	$22,854,359	$512,076	$23,366,435
Depreciation and amortization	44,712	354,528	399,240
Income/(loss) from operations	(266,472)	(885,033)	(1,151,505)
Interest expense	(251,281)	(153,213)	(404,494)
Interest income	78,015	-	78,015
Income/(loss) before tax expense/(benefit)	(1,309,629)	(40,079)	(1,349,708)
Net income/(loss)	(780,363)	(40,079)	(820,442)
Total assets	6,727,731	7,239,707	13,967,438
Capital expenditures	46,685	-	46,685

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

	Fiscal 2008
	September 30,	December 31,	March 31,	June 30,

Revenues	$5,040,863	$5,283,004	$5,118,571	$5,418,105
Gross profit	994,020	993,648	932,972	1,072,796
Net income (loss)	(214,771)	(179,489)	(181,298)	151,153
Net income (loss) per share
- basic and diluted	$(.08)	$(.06)	$(.06)	$.05

	Fiscal 2007
	September 30,	December 31,	March 31,	June 30,

Revenues	$5,325,602	$5,159,275	$4,953,280	$5,473,782
Gross profit	1,042,739	933,472	895,892	1,004,929
Net income (loss)	(117,423)	(241,568)	(242,489)	(169,667)
Net income (loss) per share
- basic and diluted	$(.04)	$(.08)	$(.09)	$(.06)

SUPPLEMENTAL INFORMATION

Nutrition Management Services Company and Subsidiaries
SCHEDULE OF VALUATION ACCOUNTS
For the three years ended June 30, 2008

The following sets forth the activity in the Company’s valuation accounts:

Allowance for
Doubtful Accounts

Balance at June 30, 2005	958,702

Provision for bad debts	60,000

Write-offs	(54,514)

Balance at June 30, 2006	964,188

Provision for bad debts	21,628

Write-offs	(230,038)

Balance at June 30, 2007	755,778

Provision for bad debts	63,068
(9,959)
Write-offs

Balance at June 30, 2008	$808,887