Form 10-Q
period 2008-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2008-11-19
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 14, 2008.

Item 1.    Financial Information

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(unaudited)	June 30, 2008

Current assets:
Cash and cash equivalents	$340,745	$307,902
Accounts receivable, net of allowance for doubtful accounts of $818,798 and $808,887, respectively	2,869,886	2,648,181
Inventory	146,059	142,073
Prepaid and other	728,109	342,655
Assets held for sale	6,295,450	6,295,450
Total current assets	10,380,249	9,736,261

Property and equipment, net	100,691	104,939

Other assets:
Advances to employees	233,414	238,381
Deferred income taxes	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $172,365 and $168,724, respectively	120,158	123,800
Other assets	247,698	248,566
Total other assets	2,867,178	2,876,655

Total assets	$13,348,118	$12,717,855

Current liabilities:
Current portion of long-term debt	$180,000	$180,000
Current portion of line of credit	3,499,114	3,499,114
Current portion of note payable	106,151	7,551
Accounts payable	3,899,697	3,196,032
Accrued payroll and related expenses	157,436	208,366
Accrued expenses	216,154	266,727
Other	110,147	105,718
Total current liabilities	8,168,699	7,463,508

Long-Term liabilities:
Long-term debt, net of current portion	1,865,000	1,865,000

Total Liabilities	10,033,699	9,328,508

Commitments and contingencies

Stockholders' equity:
Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
Common stock:
Class A - no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, and no par 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, respectively	3,801,926	3,801,926
Class B - no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	12,008	86,936
Total	3,813,982	3,888,910
Less: treasury stock (Class A common: 253,000 and 253,000 shares, respectively) - at cost	(499,563)	(499,563)
Total stockholders' equity	3,314,419	3,389,347
	$13,348,118	$12,717,855

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Food Service Revenue	$5,354,538	$5,040,863

Cost of Operations
Payroll and related expenses	2,658,110	2,351,018
Other costs of operations	1,656,074	1,695,825
Total cost of operations	4,314,184	4,046,843

Gross Profit	1,040,354	994,020

Expenses
General and administrative expenses	1,032,336	1,021,758
Depreciation and amortization	6,814	66,749
Provision for doubtful accounts	9,911	11,917
Total expenses	1,049,061	1,100,424

Loss from operations	(8,707)	(106,404)

Other income/(expense)
Other	(4,509)	(4,509)
Interest income	1,222	1,084
Interest expense	(62,934)	(104,942)
Total other income/(expense)	(66,221)	(108,367)

Loss before income taxes	(74,928)	(214,771)

Provision/(benefit) for income taxes	0	0

Net income/(loss)	$(74,928)	$(214,771)

Net income/(loss) per share - basic and diluted	$(0.03)	$(0.08)

Weighted average number of shares	2,847,000	2,847,000

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2008	2007

Operating activities:
Net loss	$(74,928)	$(214,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,814	66,749
Provision for bad debts	9,911	11,917
Amortization of bond costs	3,641	3,641
Changes in assets and liabilities:
Accounts receivable	(231,616)	(240,127)
Inventory	(3,986)	962
Prepaid and other current assets	(384,547)	(317,333)
Accounts payable	703,665	743,539
Accrued payroll and related expenses	(50,930)	(45,842)
Accrued expenses and other	(46,143)	(46,033)
Net cash used in operating activities	(68,119)	(37,298)

Investing activities:
Purchase of property and equipment	(2,606)	(10,688)
Advances to employees	4,967	4,982
Net cash provided used in investing activities	2,361	(5,706)

Financing activities:
Proceeds from note payable	158,040	317,175
Repayments of note payable	(59,439)	(110,129)
Net cash provided by financing activities	98,601	207,046

Net increase in cash	32,843	164,042

Cash and cash equivalents - beginning of period	307,902	701,858

Cash and cash equivalents - end of period	$340,745	$865,900

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid	$61,935	$105,595
Taxes Paid	6,507	2,562

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1.        Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that, in the opinion of management, are necessary for fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the interim period presented is not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2009.  The financial information presented should be read in conjunction with the Company's 2008 financial statements that were filed under Form 10-K.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company has adopted the requirements contained in this statement.  The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

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

3.        Earnings Per Common Share

Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ended September 30, 2008 and 2007.  The Company did not have any dilutive stock options and warrants that impacted earnings per share in each period.

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

For the quarter ended September 30, 2008:
	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,291,653	$62,885	$5,354,538
Depreciation and amortization	5,618	1,196	6,814
Income (loss) from operations	89,266	(97,973)	(8,707)
Interest income	1,222	--	1,222
Interest expense	(49,102)	(13,832)	(62,934)
Income (loss) before taxes (benefit)	41,386	(116,314)	(74,928)
Net income (loss)	41,386	(116,314)	(74,928)
Total assets	$6,387,882	$6,960,236	$13,348,118

For the quarter ended September 30, 2007:
	Food Service Management	Training and Conference Center	Total
Food service revenue	$4,937,237	$103,626	$5,040,863
Depreciation and amortization	8,843	57,906	66,749
Income (loss) from operations	29,142	(135,546)	(106,404)
Interest income	1,084	--	1,084
Interest expense	(76,132)	(28,810)	(104,942)
Income (loss) before taxes (benefit)	(45,906)	(168,865)	(214,771)
Net income (loss)	(45,906)	(168,865)	(214,771)
Total assets	$6,497,782	$7,421,008	$13,918,790

6.        Revolving Credit Facility

In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  As of September 30, 2008 and June 30, 2008 all of the cash collateral account has been released and is available for operations.

At September 30, 2008 and June 30, 2008, the Company had approximately $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.  These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans.  The company and the bank reached an agreement in June 2008 which maintains the revolving credit line in place to September 30, 2008.  The Company is currently negotiating to replace or retire this debt with alternate financing.

Subsequent to September 30, 2008, on November 7,2008 Wilmington Bank filed a Confession of Judgment against the Company in the amount of $3,520,887 in the Court of Common Pleas of Chester County, Pennsylvania. Under the terms of the Confession of Judgment, if the Company does not file a petition seeking relief from the judgment then the sheriff of Chester County has the right any time after December 7,2008 to take sufficient funds or property from the Company to pay the judgment. The Company is in the process of attempting to resolve this matter with Wilmington Bank. However, there can be no assurance as to the outcomes of these discussions and the failure to resolve this matter or a resolution of this matter on terms which are not beneficial to the Company will have a material adverse effect on the business and financial operations of the Company.

7.        Collegeville Inn Conference & Training Center

The Company owns approximately twenty-two acres of land in Collegeville, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.  On October 8, 2008 the Company entered into an agreement of sale for the tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provides for an initial deposit of $500,000 to be placed into escrow within three days after the effective date of the agreement.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period for the purpose of inspecting, investigating, examining, surveying, appraising, and any other testing as Purchaser may elect to perform.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

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

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company's Cook Chill products, and reduction of operating expenses.

The Company had positive working capital at September 30, 2008 of approximately $2.2 million.

Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2009.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company's accompanying balance sheet is dependent upon continued operations of an ongoing basis, to maintain present financing, and to succeed in its future operations. The Company's financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for Quarter Ended September 30, 2008

Revenues for the quarter ended September 30, 2008 were $5,354,538, an increase of $313,675 or 6.2% compared to revenues of $5,040,863 in the corresponding quarter last year.  This increase is primarily due to the net impact of revenues from new contracts offset by revenues from lost contracts.  Revenues from ongoing accounts were consistent with prior years.  Revenues for the quarter from Collegeville Inn operations decreased over the same quarter last year, primarily due to a decrease in catering events and a slight decrease in cook chill operations.

Cost of operations provided for the current quarter was $4,314,184, compared to $4,046,843 for similar expenses in the same period last year, an increase of $267,341 or 6.6%.  This increase is the result of increased revenues mentioned above and the expenses associated with those revenues.

Gross profit for the current quarter was $1,040,354, or 19.4% of gross revenue, compared to $994,020, or 19.7% of gross revenue, for the same period last year, an increase of $46,334 or 4.7%.    The increase in gross profit is due to the net impact of new contracts and lost contracts, partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $1,032,336 or 19.3% of revenue, compared to $1,021,758 or 20.3% of revenue for the same quarter last year, an increase of $10,578 or 1.0%.  The current quarter includes additional marketing and business development costs, and higher professional fees.

Provision for doubtful accounts for the quarter ended September 30, 2008 was $9,911 compared to $11,917 for the corresponding quarter last year.

Interest income for the quarter ended September 30, 2008 was $1,222 compared to $1,084 for the same period last year.

Interest expense for the quarter ended September 30, 2008 was $62,934 compared to $104,942 for the same period last year.  This decrease is primarily due to long term debt repayment and a reduction of interest rates.

For the reasons stated above, net loss before taxes for the quarter ended September 30, 2008 was $74,928 compared to $214,771 for the corresponding quarter last year.

Net loss per share for the current quarter was $0.03 compared to net loss per share of $0.08 for the same quarter last year.

Liquidity and Capital Resources

At September 30, 2008 the Company had positive working capital of $2,211,550 compared to working capital of $2,570,151 for the same quarter last year.  This change in working capital is primarily attributable to the use of cash in operations.

Operating Activities.  Cash used in operations for the three months ended September 30, 2008 was $68,119 compared to $37,298 used in operations for the three months ended September 30, 2007.  The current period’s activity is primarily attributable to an increase in accounts payable, accounts receivable and prepaid expenses as well as operating losses sustained in the current period.

Investing Activities.  Investing activities provided $2,361 in cash in the current quarter compared to $5,706 in cash used in the same period last year.  Investing activities include capital expenditures in the amount of $2,606 in the current period and $10,688 in the same period last year.

Financing Activities.  Current quarter financing activities provided $98,601 in cash compared to $207,046 provided in the same period last year.  The current period’s activity was the result of proceeds from the notes payable.

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

Subsequent to September 30, 2008, on November 7,2008 Wilmington Bank filed a Confession of Judgment against the Company in the amount of $3,520,887 in the Court of Common Pleas of Chester County, Pennsylvania. Under the terms of the Confession of Judgment, if the Company does not file a petition seeking relief from the judgment then the sheriff of Chester County has the right any time after December 7,2008 to take sufficient funds or property from the Company to pay the judgment. The Company is in the process of attempting to resolve this matter with Wilmington Bank. However, there can be no assurance as to the outcomes of these discussions and the failure to resolve this matter or a resolution of this matter on terms which are not beneficial to the Company will have a material adverse effect on the business and financial operations of the Company.

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Debt *	$5,650,265	3,785,265	350,000	390,000	1,125,000
Operating Leases	9,493	7,810	1,683	--	--
Total Contractual Cash Obligations	$5,659,758	$3,793,075	$351,683	$390,000	$1,125,000

*    Long-Term Debt includes approximately $3,500,000 outstanding on the revolving credit facility.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$3,500,000	$3,500,000	$--	$--	$--
Standby Letter of Credit	3,065,000	--	3,065,000	--	--
Total Commercial Commitments	$6,565,000	$3,500,000	$3,065,000	$--	$--

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, and increasing revenues from the sale of the Company’s Cook Chill products. In addition, on October 8, 2008 the Company entered into an agreement of sale for the tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provides for an initial deposit of $500,000 to be placed into escrow within three days after the effective date of the agreement.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period for the purpose of inspecting, investigating, examining, surveying, appraising, and any other testing as Purchaser may elect to perform.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

The Company had positive working capital at September 30, 2008 of approximately $2.2 million. Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2009.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company's accompanying balance sheet is dependent upon continued operations of an ongoing basis, to maintain present financing, and to succeed in its future operations. The Company's financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarter ended September 30, 2008 or fiscal year ended June 30, 2008; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of September 30 and June 30, 2008, the Company maintained a deferred tax asset of $2,265,908 and $2,265,908, respectively. The Company has provided a valuation allowance of $125,461 against its deferred tax assets after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.    Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Manager, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Manager concluded that, as of September 30, 2008, such controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based upon criteria in Internal Control—Integrated Framework issued by COSO. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of September 30, 2008, based on the criteria in Internal Control—Integrated Framework issued by COSO.

The Company’s management identified the following deficiencies that would be considered a material weaknesses in our internal control over financial reporting as of September 30, 2008. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis:
(i). The Company did not maintain an effective control environment due to the lack of documented, formal policies and procedures; and
(ii) The Company did not maintain effective internal controls over the financial closing and reporting process.

In light of this conclusion, the Company has initiated documentation of its policies and procedures and will institute compensating procedures and processes as necessary to ensure the reliability of its financial reporting to include the development of a standard closing checklist with specific assignment of duties, responsibilities, and timetable for completions of assigned tasks.  Management intends to remediate weaknesses in the control environment and financial reporting through specific process improvements that have been identified.  The Company will develop new processes in its accounting department.  Each new process will be evaluated to ensure it is supported by effectively designed level of controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company plans to devote additional resources to its internal controls, and is currently engaged in discussions with third parties regarding improvements.  In addition, further resources will be devoted to developing and communicating its policies and procedures to its employees and management.  This shall include development and enforcement of compliance programs.  The compliance program shall also include communication to set and reinforce the right tone from the top.

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

Subsequent to September 30, 2008, however, the Company has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.
Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008.

Subsequent to September 30, 2008, on November 7,2008 Wilmington Bank filed a Confession of Judgment against the Company in the amount of $3,520,887 in the Court of Common Pleas of Chester County, Pennsylvania. Under the terms of the Confession of Judgment, if the Company does not file a petition seeking relief from the judgment then the sheriff of Chester County has the right any time after December 7,2008 to take sufficient funds or property from the Company to pay the judgment. The Company is in the process of attempting to resolve this matter with Wilmington Bank. However, there can be no assurance as to the outcomes of these discussions and the failure to resolve this matter or a resolution of this matter on terms which are not beneficial to the Company will have a material adverse effect on the business and financial operations of the Company.

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
(Principal Financial Manager)

Date: November 19, 2008