Form 10-K/A
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2008-11-19
CIK 879303

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

(Cover page 2 of 2 pages)

EXPLANATORY NOTE

This form 10-K is being filed to correct an immaterial mathematical error in the Consolidated Statements of Operations.  The initial filing of the Form 10-K stated that Income tax (benefit)/expense was $19,963.  In fact Income tax (benefit)/expense should have been $0.

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

Date:  November 11, 2008

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

The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended June 30,

	2008	2007	2006

Food service revenue	$20,860,543	$20,911,939	$23,366,435

Cost of operations
Payroll and related expenses	9,913,066	8,816,497	9,540,157
Other costs of operations	6,954,041	8,218,410	9,552,811

Cost of operations	16,867,107	17,034,907	19,092,968

Gross profit	3,993,436	3,877,032	4,273,467

Expenses
General and administrative expenses	3,979,501	4,278,885	4,965,732
Depreciation and amortization	28,985	275,980	399,240
Bad debt expense	63,068	21,628	60,000

Total Expenses	4,071,554	4,576,493	5,424,972

Loss from operations	(78,118)	(699,461)	(1,151,505)

Other income/(expense)
Interest expense	(334,190)	(472,454)	(404,494)
Interest income	16,932	72,136	78,015
Gain on Sale of Securities	-	-	44,256
Other	(29,028)	67,057	84,020

Other income/(expense) - net	(346,286)	(333,261)	(198,203)

(Loss)/income before income taxes	(424,404)	(1,032,722)	(1,349,708)

Income tax (benefit)/expense	-	(261,575)	(529,266)

Net (loss)/income	(424,404)	(771,147)	(820,442)

Comprehensive income/(loss)	$(424,404)	$(771,147)	$(820,442)

Net income/(loss) per share - basic and diluted	$(0.15)	$(.27)	$(.29)

Weighted average number of shares – basic and diluted	2,847,000	2,847,000	2,847,000

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