Form 10-Q
period 2008-12-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2009-02-17
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

2,747,000 Shares of Registrant’s Class A Common Stock, with no par value, and 100,000 shares of Registrant’s Class B Common Stock, with no par value, are outstanding as of November 14, 2008.

Item 1.

Financial Information

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2008
	(unaudited)	June 30, 2008
Current assets:
Cash and cash equivalents	$334,692	$307,902
Accounts receivable, net of allowance for doubtful accounts of $833,833 and $808,887, respectively	2,406,289	2,648,181
Inventory	160,023	142,073
Prepaid and other	619,669	342,655
Assets held for sale	6,295,450	6,295,450
Total current assets	9,816,123	9,736,261

Property and equipment, net	94,026	104,939

Other assets:
Advances to employees	228,537	238,381
Deferred income taxes	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $179,649 and $168,724, respectively	116,516	123,800
Other assets	246,831	248,566
Total other assets	2,857,792	2,876,655

Total assets	$12,767,941	$12,717,855

Current liabilities:
Current portion of long-term debt	$180,000	$180,000
Current portion of line of credit	3,489,114	3,499,114
Current portion of note payable	29,726	7,551
Accounts payable	3,277,746	3,196,032
Accrued payroll and related expenses	142,167	208,366
Accrued expenses	155,010	266,727
Note payable-related parties	385,000	-
Other	62,153	105,718
Total current liabilities	7,720,916	7,463,508

Long-Term liabilities:
Long-term debt, net of current portion	1,685,000	1,865,000

Total Liabilities	9,405,916	9,328,508

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock - no par, 2,000,000 shares authorized, none issued or outstanding
Common stock:
Class A - no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, and no par 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, respectively	3,801,926	3,801,926
Class B - no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	59,614	86,936
Total	3,861,588	3,888,910
Less: treasury stock (Class A common: 253,000 and 253,000 shares, respectively) - at cost	(499,563)	(499,563)
Total stockholders’ equity	3,362,025	3,389,347
Total liabilities and stockholders’ equity	$12,767,941	$12,717,855

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Food Service Revenue	$5,246,936	$5,283,004	$10,601,474	$10,323,867
Cost of Operations
Payroll and related expenses	2,510,943	2,530,899	5,169,053	4,881,917
Other costs of operations	1,673,305	1,758,457	3,329,379	3,454,282
Total cost of operations	4,184,248	4,289,356	8,498,432	8,336,199

Gross Profit	1,062,688	993,648	2,103,042	1,987,668

Expenses
General and administrative expenses	929,391	1,005,187	1,961,725	2,026,948
Depreciation and amortization	6,664	64,606	13,478	131,355
Provision for doubtful accounts	15,000	13,418	24,911	25,335
Total expenses	951,055	1,083,211	2,000,114	2,183,638

Income/(loss) from operations	111,633	(89,563)	102,928	(195,970)

Other income/(expense)
Other	(4,509)	(4,509)	(9,018)	(9,018)
Interest income	325	9,345	1,547	10,429
Interest expense	(59,845)	(94,762)	(122,779)	(199,704)
Total other income/(expense)	(64,029)	(89,926)	(130,250)	(198,293)

Income/(Loss) before income taxes	47,604	(179,489)	(27,322)	(394,263)

Provision for income taxes	0	0	0	0

Net Income/(Loss)	47,604	$(179,489)	$(27,322)	$(394,263)

Net loss per share - basic and diluted	$0.02	$(0.06)	$(0.01)	$(0.14)

Weighted average number of shares	2,847,000	2,847,000	2,847,000	2,847,000

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2008	2007
Operating activities:
Net loss	$(27,322)	$(394,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,478	131,355
Provision for bad debts	24,911	25,335
Amortization of bond costs	7,282	7,282
Changes in assets and liabilities:
Accounts receivable	216,981	(24,470)
Accrued Income	(232,922)	-
Inventory	(17,950)	(214)
Prepaid and other current assets	-	(254,049)
Other Assets	(42,317)	-
Accounts payable	81,713	204,208
Accrued Expenses	(33,629)	-
Accrued payroll and related expenses	(66,199)	(40,742)
Accrued Professional	(78,088)	-
Accrued expenses and other	(43,563)	(37,679)
Net cash provided (used) in operating activities	(197,625)	(383,237)

Investing activities:
Purchase of property and equipment	(2,605)	(10,688)
Advances to employees	9,844	181,078
Net cash provided (used) in investing activities	7,239	170,390

Financing activities:
Repayments of long-term debt	(190,000)	(170,000)
Proceeds from note payable-related parties	385,000	-
Proceeds from note payable	102,585	327,413
Repayments of note payable	(80,409)	(181,554)
Net cash provided (used) by financing activities	217,176	(24,141)

Net increase (decrease) in cash	26,790	(236,988)

Cash and cash equivalents - beginning of period	307,902	701,858

Cash and cash equivalents - end of period	$334,692	$464,870

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid	$62,488	$203,362
Taxes Paid	6,507	2,562

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Basis of Presentation

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

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 160 on its consolidated financial statements.

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

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

3.	Earnings Per Common Share

Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ended December 31, 2008 and 2007.  The Company did not have any dilutive stock options and warrants that impacted earnings per share in each period.

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

For the quarter ended December 31, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,154,372	$92,564	5,246,936
Depreciation and amortization	5,470	1,194	6,664
Income (loss) from operations	193,277	(81,644)	111,633
Interest income	325	0	325
Interest expense	(44,409)	(15,436)	(59,845)
Income (loss) before taxes (benefit)	149,192	(101,588)	47,604
Net income (loss)	149,192	(101,588)	47,604
Total assets	$6,046,473	$6,721,468	$12,767,941

For the quarter ended December 31, 2007:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,195,939	$87,065	$5,283,004
Depreciation and amortization	6,803	57,803	64,606
Income (loss) from operations	97,435	(186,998)	(89,563)
Interest income	9,345	0	9,345
Interest expense	(69,626)	(25,136)	(94,762)
Income (loss) before taxes (benefit)	37,154	(216,643)	(179,489)
Net income (loss)	37,154	(216,643)	(179,489)
Total assets	$6,300,392	$6,681,841	$12,982,233

For the six months ended December 31, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$10,446,025	$155,449	$10,601,474
Depreciation and amortization	11,087	2,391	13,478
Income (loss) from operations	282,535	(179,607)	102,928
Interest income	1,547	--	1,547
Interest expense	(93,511)	(29,268)	(122,779)
Income (loss) before taxes (benefit)	190,571	(217,893)	(27,322)
Net income (loss)	190,571	(217,893)	(27,322)
Total assets	$6,046,473	$6,721,468	$12,767,941

For the six months ended December 31, 2007:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$10,133,176	$190,691	$10,323,867
Depreciation and amortization	15,646	115,709	131,355
Income (loss) from operations	126,574	(322,544)	(195,970)
Interest income	10,429	--	10,429
Interest expense	(145,758)	(53,946)	(199,704)
Income (loss) before taxes (benefit)	(8,755)	(385,508)	(394,263)
Net income (loss)	(8,755)	(385,508)	(394,263)
Total assets	$6,300,392	$6,681,841	$12,982,233

6.	Revolving Credit Facility

In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  As of December 31, 2008 and September 30, 2008 all of the cash collateral account has been released and is available for operations.

At December 31, 2008 and September 30, 2008, the Company had approximately $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.  These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans.  The company and the bank reached an agreement in December 2008 which maintains the revolving credit line in place to March 31, 2009.  The Company is currently negotiating to replace or retire this debt with alternate financing.

The Company and Wilmington Trust bank have been working together in an attempt to resolve a claim filed by Wilmington Trust Bank in the amount of $3,520,887 in the Court of Common Pleas of Chester County, Pennsylvania.  However, there can be no assurance as to the outcomes of these discussions and the failure to resolve this matter or a resolution of this matter on terms which are not beneficial to the Company will have a material adverse effect on the business and financial operations of the Company.  To date, the Company has made all principal, interest and bond payments which have been owed to Wilmington Trust Bank.

7.	Related Party Transactions

As of December 15, 2008, included in current liabilities –related parties is owed $385,000 to an officer and director of the company.  Amounts due to and from officers are unsecured, interest bearing at 4% and due on demand.

8.	Collegeville Inn Conference & Training Center

The Company owns approximately twenty-two acres of land in Collegeville, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.  On October 8, 2008 the Company entered into an agreement of sale for the tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provided for an initial deposit of $500,000, which has been received and held in escrow. At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser had a period of sixty (60) days after the Agreement Date for a due diligence period, and that period has expired.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property. However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

9.	Business Conditions

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

The Company had positive working capital at December 31, 2008 of approximately $2.1 million. Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending December 31, 2009.

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

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the adequacy of the Company’s cash from operations, existing balances and available credit line.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, results of operations and the outcome of the Company’s litigation discussed in Note 4 - Litigation.  In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations for the Period Ended December 31, 2008

Revenues for the quarter ended December 31, 2008 were $5,246,936, a decrease of $36,068 or .07% compared to revenues of $5,283,004 in the corresponding quarter last year.  This decrease is primarily due to the net impact of revenues from new contracts offset by revenues from lost contracts.  Revenues from ongoing accounts were consistent with prior years.  Revenues for the six month period ended December 31, 2008 were $10,601,474, compared to $10,323,867 for the six month period ended December 31, 2007, an increase of $277,607 or 2.7%.  The increase is primarily due to the net impact of revenues from new contracts not offsetting revenues from lost contracts during the quarter ended December 31, 2007.  Revenues for the six month period from Collegeville Inn operations decreased over the same period last year, primarily due to a decrease in catering events and a slight decrease in cook chill operations.

Cost of operations provided for the current quarter was $4,184,248, compared to $4,289,356 for similar expenses in the same period last year, a decrease of $105,108 or 2.5%.  This decrease is the result of revenues mentioned above and the expenses associated with those revenues.  Cost of operations for the six month period ended December 31, 2008 were $8,498,432 compared to $8,336,199 for the six month period ended December 31, 2007, an increase of $162,233 or 2.0%.  The increase is primarily due to higher revenues during the six month period and the expenses associated with those revenues over the same period.

Gross profit for the current quarter was $1,062,688, or 20.3% of gross revenue, compared to $993,648, or 18.8% of gross revenue, for the same period last year, an increase of $69,040 or 7.0%.    Gross profit for the six month period ended December 31, 2008 was $2,103,042, or 19.8% of gross revenue, compared to $1,987,668, or 19.3%, for the six month period ended December 31, 2007, an increase of $115,374 or 5.8%.   The increase in gross profit is due to the net impact of new contracts and lost contracts, partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $929,391 or 17.7% of revenue, compared  to $1,005,187 or 19.0% of revenue  for the  same  quarter  last  year,  a  decrease  of  $75,796  or  7.5% General and administrative expenses for the six month period ended December 31, 2008 were $1,961,725 compared to $2,026,948 for the six month period ended December 31, 2007, a decrease of $65,223 or 3.2%.  This decrease is due to lower payroll and related expenses in the period as well as a reduction in travel and legal expenses.

Provision for doubtful accounts for the quarter ended December 31, 2008 was $15,000 compared to $13,418 for the corresponding quarter last year.   Provision for doubtful accounts for the six month period ended December 31, 2008 was $24,911 compared to $25,335 for the six month period ended December 31, 2007.

Interest income for the quarter ended December 31, 2008 was $325 compared to $9,345 for the same period last year.

Interest expense for the quarter ended December 31, 2008 was $59,845 compared to $94,762 for the same period last year.  Interest expense for the six-month period ended December 31, 2008 was $122,779 compared to $199,704 for the six-month period ended December 31, 2007, a decrease of $76,925 or 39.0%. This decrease is primarily due to long term debt repayment and a reduction of interest rates.

For the reasons stated above, net profit before taxes for the quarter ended December 31, 2008 was $47,604 compared to a net loss of $179,489 for the corresponding quarter last year.   The net loss for the six-month period ended December 31, 2008 was $27,322 compared to $394,263 for the six-month period ended December 31, 2007.

 Net profit per share for the current quarter was $0.02 compared to net loss per share of $0.06 for the same quarter last year.  Net loss per share for the six-month period ended December 31, 2008 was $.01 compared to $.14 for the six-month period ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008 the Company had positive working capital of $2,095,207 compared to working capital of $2,408,395 for the same quarter last year.  This change in working capital is primarily attributable to the use of cash in financing activities for the six months ended December 31, 2008 as well as the use of cash in operating activities for the six months ended June 30, 2008.

Operating Activities.  Cash provided in operations for the six months ended December 31, 2008 was $197,625 compared to $383,237 used in operations for the six months ended December 31, 2007.  The current period’s activity is primarily attributable to an increase in accounts payable, decrease in accounts receivable and increase in prepaid expenses as well as operating income sustained in the current period.

Investing Activities.  Investing activities provided $7,239 in cash in the current six months compared to $170,390 in cash used in the same period last year.  Investing activities include capital expenditures in the amount of $2,605 in the current period and $10,688 in the same period last year.

Financing Activities.  Current quarter financing activities provided $217,176 in cash compared to $24,141 provided in the same period last year.  The current period’s activity was the result of proceeds from the insurance notes payable, notes payable from related party, and repayment of long-term debt.

Capital Resources.  The Company has certain credit facilities with its bank including a revolving credit of $3,500,000.  At December 31, 2008 and June 30, 2008, the Company had approximately $3,500,000 outstanding under its revolving credit.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $1,685,000 as of December 31, 2008.  In June 2008, the Company entered into an agreement whereby the credit loan facility was extended to March 31, 2009.  The Company is currently negotiating to replace or retire this debt with alternate financing.

The Company and Wilmington Trust bank have been working together in an attempt to resolve a claim filed by Wilmington Trust Bank in the amount of $3,520,887 in the Court of Common Pleas of Chester County, Pennsylvania.  However, there can be no assurance as to the outcomes of these discussions and the failure to resolve this matter or a resolution of this matter on terms which are not beneficial to the Company will have a material adverse effect on the business and financial operations of the Company.  To date, the Company has made all principal, interest and bond payments which have been owed to Wilmington Trust Bank.

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Debt *	$5,383,840	3,698,840	1,685,000	$--	$--
Operating Leases	810	810	--	--	--
Total Contractual Cash Obligations	$5,384,650	$3,699,650	$1,685,000	$--	$--

•	Long-Term Debt includes approximately $3,489,114 outstanding on the revolving credit facility.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 year
Lines of Credit	$3,489,114	$3,489,114	$--	$--	$--
Standby Letter of Credit	1,865,000	180,000	1,685,000	--	--
Total Commercial Commitments	$5,354,114	$3,669,114	$1,685,000	$--	$--

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, and increasing revenues from the sale of the Company’s Cook Chill products. In addition, on October 8, 2008 the Company entered into an agreement of sale for the tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  The agreement provided for an initial deposit of $500,000 which has been received and held in escrow.  At closing the Purchaser shall pay the remaining balance of the purchase price.  The Purchaser shall have a period of sixty (60) days after the Agreement Date for a due diligence period, and that period has expired.  The agreement of sale provides that settlement occur within forty five (45) days of purchaser’s receipt of all permits and approvals.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

The Company had positive working capital at December 31, 2008 of approximately $2.1 million. Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending December 31, 2009.

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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable
The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Impairment or Disposal of Long Lived Assets
The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarter ended December 31, 2008 or fiscal year ended June 30, 2008; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of December 31, 2008 and June 30, 2008, the Company maintained a deferred tax asset of $2,265,908 and $2,265,908, respectively. The Company has provided a valuation allowance of $125,461 against its deferred tax assets after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

Effects of Inflation
Substantially all of the Company’s agreements with its customers allow the Company to pass through to its customers its increases in the cost of labor, food and supplies.  The Company believes that it will be able to recover increased costs attributable to inflation by continuing to pass through cost increases to its customers.

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

ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President and Chief Operating Officer (Principal Financial Manager), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and President and Chief Operating Officer (Principal Financial Manager) (Principal Financial Manager) concluded that, as of December 31, 2008, such controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based upon criteria in Internal Control—Integrated Framework issued by COSO. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of September 30, 2008, based on the criteria in Internal Control—Integrated Framework issued by COSO.

The Company’s management identified the following deficiencies that would be considered a material weakness in our internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis:

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

Subsequent to December 31, 2008, however, the Company has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

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
31.2
Certification of President and Chief Operating Officer (Principal Financial Manager) pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of President and Chief Operating Officer (Principal Financial Manager) pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nutrition Management Services Company

/s/ Joseph V. Roberts
Joseph V. Roberts
Chairman and Chief Executive Officer

/s/ Kathleen A. Hill
Kathleen A. Hill
President and Chief Operating Officer
(Principal Financial Manager)

Date:  February 17, 2009