Form 10-Q
period 2009-03-31
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2009-05-15
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

2,747,000 Shares of Registrant’s Class A Common Stock, with no par value, and 100,000 shares of Registrant’s Class B Common Stock, with no par value, are outstanding as of May 13, 2009.

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2009
	(unaudited)	June 30, 2008
Current assets:
Cash and cash equivalents	$22,733	$307,902
Accounts receivable, net of allowance for doubtful accounts of $845,346 and $808,887, respectively	2,603,246	2,648,181
Inventory	151,451	142,073
Prepaid and other	703,035	342,655
Assets held for sale	6,295,450	6,295,450
Total current assets	9,775,915	9,736,261

Property and equipment, net	80,519	104,939

Other assets:
Advances to employees	220,106	238,381
Deferred income taxes	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $180,237 and $168,724, respectively	112,287	123,800
Other assets	245,964	248,566
Total Other Assets	2,844,265	2,876,655

Total assets	$12,700,699	$12,717,855

Current liabilities:
Current portion of long-term debt	$180,000	$180,000
Current portion of line of credit	3,459,114	3,499,114
Current portion of note payable	18,439	7,551
Accounts payable	3,313,393	3,196,032
Accrued payroll and related expenses	34,252	208,366
Accrued expenses	181,950	266,727
Note payable-related parties	358,888	-
Other	88,797	105,718
Total current liabilities	7,634,833	7,463,508

Long-Term liabilities:
Long-term debt, net of current portion	1,685,000	1,865,000

Total Liabilities	9,319,833	9,328,508

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock – no par, 2,000,000 shares authorized, none issued or outstanding.
Common stock:
Class A – no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, and no par 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding, respectively	3,801,926	3,801,926
Class B – no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	78,455	86,936
Total	3,880,429	3,888,910
Less: Treasury Stock (Class A Common: 253,000 and 253,000 shares, respectively) – at cost	(499,563)	(499,563)
Total stockholders’ equity	3,380,866	3,389,347
Total liabilities and stockholders’ equity	$12,700,699	$12,717,855

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,			Nine months ended March 31,
	2009	2008		2009		2008
Food Service Revenue	$4,748,742		$5,118,571		$15,350,216		$15,442,438
Cost of Operations
Payroll and related expenses	2,276,427		2,490,231		7,445,480		7,372,148
Other costs of operations	1,451,863		1,695,368		4,781,242		5,159,650
Total cost of operations	3,728,290		4,185,599		12,226,722		12,521,798

Gross Profit	1,020,452		932,972		3,123,494		2,920,640

Expenses
General and administrative expenses	922,064		959,916		2,883,789		2,986,864
Depreciation and amortization	5,573		64,584		19,051		195,939
Provision for doubtful accounts	11,513		12,773		36,424		38,108
Total expenses	939,150		1,037,273		2,939,264		3,220,911

Income / (loss) from operations	81,302		(104,301)		184,230		(300,271)

Other income / (expense)
Other	(4,803)		(4,510)		(13,821)		(13,521)
Interest income	150		1,767		1,697		12,196
Interest expense	(57,808)		(74,254)		(180,587)		(273,958)
Total other income / (expense)	(62,461)		(76,997)		(192,711)		(275,283)

Income / (Loss) before income taxes	18,841		(181,298)		(8,481)		(575,554)

Provision for income taxes	0		0		0		0

Net Income / (Loss)	$18,841	$	(181,298)	$	(8,481)	$	(575,554)

Net loss per share – basic and diluted	$0.01	$	(0.06)	$	(0.00)	$	(0.20)

Weighted average number of share	2,847,000		2,847,000		2,847,000		2,847,000

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2009		2008
Operating activities:
Net loss	$	(8,481)	$	(575,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		19,051		195,939
Provision for bad debts		36,424		38,108
Amortization of bond costs		10,923		10,923

Change in assets and liabilities:
Accounts receivable		8,511		(11,923)
Inventory		(9,378)		(1,730)
Prepaid and other current assets		(357,738)		(304,537)
Accounts payable		117,361		15,450
Accrued payroll and related expenses		(174,114)		(50,025)
Accrued expenses and other		(101,108)		(1,224)
Net cash provided (used) in operating activities		(458,549)		(684,573)

Investing Activities:
Purchase of property and equipment		5,329		(10,687)
Advances to employees		18,275		184,261
Net cash provided (used) in investing activities		23,604		173,574

Financing Activities:
Repayments of long-term debt		(220,000)		(170,000)
Proceeds from note payable-related parties		358,888		-
Proceeds from note payable		102,585		327,413
Repayment of note payable		(91,697)		(297,991)
Net cash provided (used) by financing activities		149,776		(140,578)

Net increase (decrease) in cash		(285,169)		(651,577)

Cash and cash equivalents – beginning of period		307,902		701,858

Cash and cash equivalents – end of period		$22,733		$50,281

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid		$177,423		$285,370
Taxes Paid		6,507		19,432

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that, in the opinion of management, are necessary for fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the interim period presented is not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2009.  The financial information presented should be read in conjunction with the Company’s 2008 financial statements that were filed under Form 10-K.

2.	New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3 , Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for nonfinancial items and financial liabilities on July 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The Corporation does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. The Corporation does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Corporation does not have any transactions covered by SFAS 161 therefore it has not had a material impact on the Corporation’s consolidated financial statements.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations.  FSP FAS 142-3 is not expected to have a significant impact on our consolidated financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF Issue No. 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF Issue No. 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The provisions of EITF Issue No. 08-7 were adopted prospectively on January 1, 2009. This EITF Issue did not impact our financial position, results of operations, or cash flows during the third quarter 2009.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) to require more detailed disclosures about employer’s plan assets, including investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of assets. The FSP is effective for fiscal years ending after December 15, 2009. The Corporation will comply with the additional disclosure requirements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Corporation will comply with the additional disclosure requirements beginning in the fourth quarter of fiscal 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Corporation currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Corporation currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the third quarter of fiscal 2009.

3.	Earnings Per Common Share
Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month period ended March 31, 2009 and 2008.  The Company did not have any dilutive stock options and warrants that impacted earnings per share in each period.

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

For the quarter ended March 31, 2009

	Food Service Management	Training and Conference Center	Total
Food service revenue	$4,712,663	$36,079	4,748,742
Depreciation and amortization	4,376	1,197	5,573
Income (loss) from operations	182,941	(101,639)	81,302
Interest income	150	0	150
Interest expense	(39,904)	(17,904)	(57,808)
Income (loss) before taxes (benefit)	142,894	(124,053)	18,841
Net income (loss)	142,894	(124,053)	18,841
Total assets	$6,231,437	$6,469,262	$12,700,699

For the quarter ended March 31, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,026,124	$92,447	$5,118,571
Depreciation and amortization	6,735	57,849	64,584
Income (loss) from operations	76,796	(181,097)	(104,301)
Interest income	1,767	0	1,767
Interest expense	(58,075)	(16,179)	(74,254)
Income (loss) before taxes (benefit)	20,488	(201,786)	(181,289)
Net income (loss)	20,488	(201,786)	(181,289)
Total assets	$5,912,120	$6,610,790	$12,522,910

For the nine months ended March 31, 2009:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$15,158,682	$191,534	$15,350,216
Depreciation and amortization	15,464	3,587	19,051
Income (loss) from operations	465,469	(281,239)	184,230
Interest income	1,697	—	1,697
Interest expense	(133,415)	(47,172)	(180,587)
Income (loss) before taxes (benefit)	333,458	(341,939)	(8,481)
Net income (loss)	333,458	(341,939)	(8,481)
Total assets	$6,231,437	$6,469,262	$12,700,699

For the nine months ended March 31, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$15,159,300	$283,138	$15,442,438
Depreciation and amortization	22,381	173,558	195,939
Income (loss) from operations	203,371	(503,641)	(300,271)
Interest income	12,196	—	12,196
Interest expense	(203,833)	(70,125)	(273,958)
Income (loss) before taxes (benefit)	11,740	(587,294)	(575,554)
Net income (loss)	11,740	(587,294)	(575,554)
Total assets	$5,912,120	$6,610,790	$12,522,910

6.	Revolving Credit Facility
In February 2001, the Company executed a loan agreement with a bank for a revolving credit facility and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  As of March 31, 2009 and December 31, 2008 all of the cash collateral account has been released and is available for operations.

At March 31, 2009 and June 30, 2008, the Company had approximately $3,500,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.  These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans.  The company and the bank reached an agreement in December 2008 which maintains the revolving credit line in place to December 31, 2009.  The Company is currently negotiating to replace or retire this debt with alternate financing.

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
As of March 31, 2009, included in current liabilities–related parties is owed $358,888 to an officer and director of the company.  Amounts due to and from officers are unsecured, interest bearing at 4% and due on demand.

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
The Company’s primary sources of revenues are the management fees it receives from contracts to provide food and housekeeping services to continuing care facilities, hospitals, retirement communities and schools, as well as the Collegeville Inn, which includes the Conference and Training Center, Catering facilities and the Cook Chill operations. On October 8, 2008 the Company entered into an agreement of sale for certain tracts or parcels of land together with the building, Collegeville Inn Conference & Training Center for the sum of $5,500,000.  Upon closing of the transaction, the Company plans on using the proceeds to retire the outstanding debt associated with the property.   However, there can be no assurance that this transaction will be completed in accordance with the terms of the agreement of sale.

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, increasing revenues from the sale of the Company’s Cook Chill products, and reduction of operating expenses.

The Company had positive working capital at March 31, 2009 of approximately $2.1 million. Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending March 31, 2010.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying balance sheet is dependent upon continued operations of an ongoing basis, to maintain present financing, and to succeed in its future operations. The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for the Period Ended March 31, 2009
Revenues for the quarter ended March 31, 2009 were $4,748,742, a decrease of $369,829 or 7.2% compared to revenues of $5,118,571 in the corresponding quarter last year.  This decrease is primarily due to the net impact of revenues from new contracts offset by revenues from lost contracts. Revenues from ongoing accounts were consistent with prior years. Revenues for the nine month period ended March 31, 2009 were $15,350,216 compared to $15,442,438 for the nine month period ended March 31, 2008, a decrease of $92,222 or 0.60%.  The decrease is primarily due to the net impact of revenues from new contracts not offsetting revenues from lost contracts during the quarter ended March 31, 2009.  Revenues for the nine month period from Collegeville Inn operations decreased over the same period last year, primarily due to a decrease in catering events and a decrease in cook chill operations.

Cost of operations provided for the current quarter was $3,728,290 compared to $4,185,599 for similar expenses in the same period last year, a decrease of $457,309 or 10.9%.  This decrease is the result of revenues mentioned above and the expenses associated with those revenues.  Cost of operations for the nine month period ended March 31, 2009 were $12,226,722 compared to $12,521,798 for the nine month period ended March 31, 2008, a decrease of $295,076 or 2.4%.  The decrease is primarily due to lower revenues during the nine month period and the expenses associated with those revenues over the same period.

Gross profit for the current quarter was $1,020,452 or 21.5% of gross revenue, compared to $932,972, or 18.2% of gross revenue, for the same period last year, an increase of $87,480 or 9.4%.  Gross profit for the nine month period ended March 31, 2009 was $3,123,494 or 20.4% of gross revenue, compared to $2,920,640, or 18.9%, for the nine month period ended March 31, 2008, an increase of $202,854 or 7.0%.   The increase in gross profit is due to the net impact of new contracts and lost contracts, partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $922,064 or 19.4% of revenue, compared  to $959,916 or 18.8% of revenue  for the  same  quarter  last  year,  a  decrease  of  $37,852  or  3.9% General and administrative expenses for the nine month period ended March 31, 2009 were $2,883,789 compared to $2,986,864 for the nine month period ended March 31, 2008, a decrease of $103,075 or 3.5%.  This decrease is due to lower payroll and related expenses in the period as well as a reduction in travel and legal expenses.

Provision for doubtful accounts for the quarter ended March 31, 2009 was $11,513 compared to $12,773 for the corresponding quarter last year.   Provision for doubtful accounts for the nine month period ended March 31, 2009 was $36,424 compared to $38,108 for the nine month period ended March 31, 2008.

Interest income for the quarter ended March 31, 2009 was $150 compared to $1,767 for the same period last year.

Interest expense for the quarter ended March 31, 2009 was $57,808 compared to $74,254 for the same period last year.  Interest expense for the nine-month period ended March 31, 2009 was $180,587 compared to $273,958 for the nine-month period ended December 31, 2008, a decrease of $93,371 or 34.1%. This decrease is primarily due to long term debt repayment and a reduction of interest rates.

For the reasons stated above, net profit before taxes for the quarter ended March 31, 2009 was $18,841compared to a net loss of $181,298 for the corresponding quarter last year.   The net loss for the nine-month period ended March 31, 2009 was $8,481 compared to $575,554 for the nine-month period ended March 31, 2008.

Net profit per share for the current quarter was $0.01 compared to net loss per share of $0.06 for the same quarter last year.  Net loss per share for the nine-month period ended March 31, 2009 was $0.00 compared to $.20 for the nine-month period ended March 31, 2008.

Liquidity and Capital Resources
At March 31, 2009 the Company had positive working capital of $2,141,082 compared to working capital of $2,241,861 for the same quarter last year.  This change in working capital is primarily attributable to the cash provided in financing activities for the nine months ended March 31, 2009 as well as the use of cash in operating activities for the nine months ended March 30, 2008.

Operating Activities.  Cash used in operations for the nine months ended March 31, 2009 was $458,549 compared to $684,573 used in operations for the nine months ended March 31, 2008.  The current period’s activity is primarily attributable to an increase in accounts payable, decrease in accounts receivable and increase in prepaid expenses as well as operating income sustained in the current period.

Investing Activities.  Investing activities provided $23,604 in cash in the current nine months compared to $173,574 in cash provided in the same period last year.  Investing activities include sale of property and equipment in the amount of $5,329 in the current period as well as the repayment of advances to employees of $ 18,275 and capital expenditures of $10,687 in the same period last year as well as the repayments of advances to employees of $184,261.

Financing Activities.  Current quarter financing activities provided $149,776 in cash compared to $140,578 used in the same period last year.  The current period’s activity was the result of proceeds from the insurance notes payable, notes payable from related party, and repayment of long-term debt.

Capital Resources.  The Company has certain credit facilities with its bank including a revolving credit of $3,500,000.  At March 31, 2009 and June 30, 2008, the Company had approximately $3,500,000 outstanding under its revolving credit.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $1,865,000 as of March 31, 2009.  In June 2008, the Company entered into an agreement whereby the credit loan facility was extended to March 31, 2009. The bonds were secured in part by two letters of credit issued by Wilmington Trust. Due to  downgrades in the credit rating of Wilmington Trust (which downgrade was not connected to any business Wilmington Trust was doing with the Company), Janney, Montgomery Scott, the re-marketer of the bonds, tendered the bonds which caused M&T Bank to draw down an aggregate of $1,865,000 from the two letters of credit. As a result, the two letters of credit have now been converted to direct loans to the Company and its subsidiaries. The Company is currently negotiating to replace or retire this debt with alternate financing.

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

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Debt *	$5,342,553	3,657,553	1,685,000	$—	$—
Operating Leases	540	540	—	—	—
Total Contractual Cash Obligations	$5,343,093	$3,658,093	$1,685,000	$—	$—
•	Long-Term Debt includes approximately $3,459,114 outstanding on the revolving credit facility.

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$3,459,114	$3,459,114	$—	$—	$—
Standby Letter of Credit	1,865,000	180,000	1,685,000	—	—
Total Commercial Commitments	$5,324,114	$3,639,114	$1,685,000	$—	$—

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

The Company had positive working capital at March 31, 2009 of approximately $2.1 million. Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending March 31, 2010.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying balance sheet is dependent upon continued operations of an ongoing basis, to maintain present financing, and to succeed in its future operations. The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Impairment or Disposal of Long Lived Assets
The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarter ended March 31, 2009 or fiscal year ended June 30, 2008; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of March 31, 2009 and June 30, 2008, the Company maintained a deferred tax asset of $2,265,908 and $2,265,908, respectively. The Company has provided a valuation allowance of $125,461 against its deferred tax assets after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President and Chief Operating Officer (Principal Financial Manager), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and President and Chief Operating Officer (Principal Financial Manager) concluded that, as of March 31, 2009, such controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, based upon criteria in Internal Control—Integrated Framework issued by COSO. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of March 31, 2009 based on the criteria in Internal Control—Integrated Framework issued by COSO.

The Company’s management identified the following deficiencies that would be considered a material weakness in our internal control over financial reporting as of March 31, 2009. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis:

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

Subsequent to March 31, 2009, however, the Company has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

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

Date:  May 15, 2009