Form 10-K
period 2009-06-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2009-10-13
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For Fiscal year ended June 30, 2009

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 605 of Regulation S –T  (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES ☐     NO ☒

(Cover page 2 of 3 pages)

The aggregate market value of voting stock (Class A Common Stock, no par value) held by non-affiliates of the Registrant as of December 31, 2008 was approximately $17,141.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 13, 2009, there was outstanding 2,747,000 shares of the Registrant’s Class A Common Stock, no par value, and 100,000 shares of the Registrant’s Class B Common Stock, no par value.

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

The Company owns approximately twenty-two acres of land in Collegeville, Montgomery County, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.  On October 8, 2008, the Company entered into an agreement of sale for certain tracts or parcels of land, together with the building, Collegeville Inn Conference and Training Center, for the sum of $5,500,000.  The Agreement of Sale was contingent upon the Buyer being able to obtain all necessary permits and approvals for the development of an age restricted living facility on the property.  In April 2009, it became apparent to the Buyer that the permit and approval process was going to take longer than originally anticipated and that it would not be able to meet its target deadlines.  As a result, the Company and the Buyer executed a mutual release, releasing both parties from any further obligations under the Agreement of Sale.  The Company continues to protect the zoning of the property so as to permit future development.  Immediately following the execution of the mutual release, the Company listed the property for sale with a nationwide commercial real estate brokerage.

Financial Information About Industry Segments

See Note P on page F-21 of the Consolidated Financial Statements.

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

Service Agreements

The Company provides its services under several different financial arrangements including a fee basis and guaranteed rate basis. As of June 30, 2009, the Company provided services under various service agreements at thirty eight (38) facilities.  At some of these facilities, the Company has contracts to provide vending services and housekeeping services in addition to the contract to provide food services.  Most of these contracts have one year terms and are automatically renewable at the end of each service year.  The agreements generally provide that either party may cancel the agreement upon ninety (90) days written notice.

In consideration for providing its services, the Company expects to be paid by its clients in accordance with the credit terms agreed upon which range from 30 days to 90 days.

Major Customers

The Company’s Food Service Management Segment had sales to one customer representing approximately 9%, 8% and 8% of the total revenues for the years ending June 30, 2009, 2008 and 2007, respectively. Sales to one other customer represented 8%, 7% and 7% of the total sales for the years ending June 30, 2009, 2008 and 2007, respectively.

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

Employees

At June 30, 2009, the Company employed a total of approximately 289 employees.  Approximately 103 of those employees serve in various executive, management, administrative, quality assurance and sales capacities.  The remaining 186 employees are primarily dietary and housekeeping workers.  Approximately 121 (65%) of the Company’s dietary and housekeeping workers are covered by a collective bargaining agreement.  The Company’s collective bargaining agreements cover various food service and housekeeping facilities.  Their terms cover various time periods. The Company makes contributions to the unions’ benefits funds as required by the collective bargaining agreements. The Company considers its relationships with its employees and unions to be satisfactory.

Purchasing

For the year June 30, 2009, the Company purchased approximately 28% of its food and non-food products from one vendor. Purchases from two other vendors amounted to 32% and 11% of the total purchases for the year ended June 30, 2008; the same two vendors represented 29% and 18% of the total purchases for the year ended June 30, 2007, respectively.

While the Company maintains a good relationship with these vendors, in the event of a disruption in the Company’s relationship with these vendors or any disruption in the vendors’ business, the Company has alternate sources of supply for its food and non-food products.

Financial Information About Foreign and Domestic Operations and Export Sales

Not applicable.

ITEM 1A – RISK FACTORS

Investors should be aware of several risks before investing in the Company including but not limited to (i) the Company had a net loss of $424,404 for the Fiscal year ended June 30, 2008 (ii) the Company’s Class A Common stock is traded on the Pink Sheets and hence there is limited liquidity of the Company’s Class A Common Stock, (iii) the Company has never paid any dividends and its credit facility prohibits it from paying any cash dividends, and (iv) the Company’s Chief Executive Officer is the holder of in excess of 70% of the Company’s voting stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company is unaware of any unresolved staff comments.

ITEM 2 - PROPERTIES

The Company leases its corporate offices, located at 2071 Kimberton Road, Kimberton, Pennsylvania, which consists of approximately 8,500 square feet from Ocean 7, Inc., a corporation controlled by the Chief Executive Officer of the Company.  Currently the lease is on a month-to-month basis on terms generally similar to those prevailing to unrelated parties.

During the three years ended June 30, 2009, 2008 and 2007, the Company paid the related party entity rent in the amounts of $258,414, $259,347 and $265,283, respectively.  The Company leases an apartment from the same company to accommodate visiting clients and employees.

In addition, the Company is provided with office space at each of its client facilities.

The Company owns approximately twenty-two acres of land in Collegeville, Montgomery County, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.  On October 8, 2008, the Company entered into an agreement of sale for certain tracts or parcels of land, together with the building, Collegeville Inn Conference and Training Center, for the sum of $5,500,000.  The Agreement of Sale was contingent upon the Buyer being able to obtain all necessary permits and approvals for the development of an age restricted living facility on the property.  In April 2009, it became apparent to the Buyer that the permit and approval process was going to take longer than originally anticipated and that it would not be able to meet its target deadlines.  As a result, the Company and the Buyer executed a mutual release, releasing both parties from any further obligations under the Agreement of Sale.  The Company continues to protect the zoning of the property so as to permit future development.  Immediately following the execution of the mutual release, the Company listed the property for sale with a nationwide commercial real estate brokerage.

For a further description of issues relating to the properties refer to the Management’s Discussion and Analysis-Liquidity and Capital Resources.

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

The following table shows the range of high and low bid quotations as reported on the OTC Electronic Bulletin Board or the OTC Pink Sheets for the quarters ending during the last two Fiscal years for the Class A Common Stock:

Fiscal 2009	High	Low
Fourth Quarter	$0.06	$0.04
Third Quarter	0.10	0.03
Second Quarter	0.25	0.02
First Quarter	0.25	0.24

Fiscal 2008	High	Low
Fourth Quarter	$0.24	$0.24
Third Quarter	0.25	0.24
Second Quarter	0.40	0.22
First Quarter	0.45	0.40

The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer.  The above prices do not reflect prices in actual transactions.

Holders

As of October 1, 2009, there were approximately thirty-seven (37) holders of record of the Class A Common Stock.

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

	Year ended June 30,
	2009	2008		2007		2006		2005
Revenue	$20,013,903		$20,860,543		$20,911,939		$23,366,435	$26,602,121
Gross Profit	4,298,008		3,993,436		3,877,032		4,273,467	4,914,568
Income (Loss) from Operations	366,897		(78,118)		(699,461)		(1,151,505)	(770,800)
Other Income / (Expense)	(281,528)		(346,286)		(333,261)		(198,203)	1,854,038
Net Income / (Loss)	85,369		(424,404)		(771,147)		(820,442)	775,657

Per share of Common Stock (basic and diluted):
Net Income / (Loss)	$0.03	$	(0.15)	$	(0.27)	$	(0.29)	$0.27

Weighted average Common Shares Outstanding (basic and diluted)	2,847,000		2,847,000		2,847,000		2,847,000	2,847,000

	As of June 30,
	2009		2008		2007		2006	2005
Working Capital	$2,195,335		$2,272,753	$	(3,519,962)		$687,126	$1,581,159
Total Assets	12,663,486		12,717,855		13,274,851		13,967,438	16,190,634
Long-Term Debt	2,089,146		1,865,000		2,045,000		5,714,922	5,604,921
Stock Holders Equity	3,474,716		3,389,347		3,813,751		4,584,898	5,413,580

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

Result of Operations Year Ended June 30, 2009 Compared to year Ended June 30, 2008

Revenues for the year ended June 30, 2009 (“Fiscal 2009”) were $20,013,903, a decrease of $846,640 compared to revenues of $20,860,543 for the year ended June 30, 2008 (“Fiscal 2008”).  This decrease is attributable to a decrease in revenues from Collegeville Inn operations.   Revenue from new food service accounts during the current year has not been sufficient to offset any contracts terminating in the current year.  Revenues at ongoing facilities increased slightly year over year.

Cost of operations for Fiscal 2009 was $15,715,895 compared to $16,867,107 in Fiscal 2008, a decrease of $1,151,212 or 6.83%.  The decrease is due to lower revenues during the period and the expenses associated with those revenues over the same period. Improved operating performance also contributed to the reduced costs.

Gross profit for Fiscal 2009 was $4,298,008 or 21.5% of revenue, compared to $3,993,436 or 19.1% of revenue in Fiscal 2008, an increase of $304,572 or 7.63%.  The increase in gross profit is due to improved operating processes as well as the net impact of new contracts and lost contracts, which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for Fiscal 2009 were $3,845,120 or 19.21% of revenue, compared to $3,979,501 or 19.0% of revenue for Fiscal 2008, a decrease of $134,381 or 3.4%.  This decrease is due to lower payroll and related expenses as well as a reduction in travel and related costs.

Depreciation and amortization for Fiscal 2009 was $25,353, compared to $28,985 for Fiscal 2008.

Bad debt expense for Fiscal 2009 was $51,735 compared to $63,068 for Fiscal 2008. Bad debt expense represents an amount considered uncollectible based on specifically  identified amounts that we believe to be based on historical collection experience, adverse situations that may affect the customers ability to repay and prevailing economic conditions.

Income from operations for Fiscal 2009 was $366,897 or 1.8% of revenue compared to a loss of $78,118 or 0.37% of revenue for Fiscal 2008, an improvement of $445,015 or 569.7%.  This improvement is the result of cost effectiveness and performance offsetting reduced revenues as well as a reduction of general and administrative expenses.

Interest expense for Fiscal 2009 was $278,876 or 1.4% of revenue, compared to $334,190 or 1.6% of revenue for Fiscal 2008.  This decrease in interest expense is the result of a reduction in long term debt.

Other income/(expense) for Fiscal 2009 was ($4,302) or .02% of revenue compared to ($29,028) or .1% of revenue for Fiscal 2008.

For the reasons stated above, net income before income taxes for Fiscal 2009 was $94,272 or 0.47% of revenue compared to net loss before income taxes of $424,404 or 2.0% of revenue for Fiscal 2008.

The net income for Fiscal 2009 was $85,369 or $0.03 per share compared to a net loss of $424,404 or $0.15 per share for Fiscal 2008.

Liquidity and Capital Resources

The Company’s requirement for capital is to fund (i) sales growth, (ii) food purchases and wage costs at certain facilities in advance of customer reimbursement, and (iii) financing for acquisitions.  Our primary source of financing during 2009 and 2008 was cash flow from operations.

At June 30, 2009, the Company had positive working capital of $2,609,481 as compared to positive working capital of $2,272,753 at June 30, 2008. Cash used by operations for Fiscal 2009 was $428,319, compared to $401,877 used by operations for Fiscal 2008.  This activity was primarily attributed to changes in accounts receivable and accounts payable.

Investing activities provided $32,745 during Fiscal 2009 compared to $170,372 used in cash during Fiscal 2008.  Fiscal 2009 included capital expenditures of $2,606 while Fiscal 2008 included capital expenditures of $18,757.  Fiscal 2009 included repayment of employee advances of $27,416. Fiscal 2009 also included the sale of assets for $7,935. During Fiscal 2009, financing activities provided $140,281 which included the repayment of $273,831 in long term debt and proceeds of $414,146 from a related party. Fiscal 2008 used $162,449 financing activities which included the repayment of $170,000 in long term debt.

The Company has certain credit facilities with its bank including a revolving credit of $3,500,000.  At June 30, 2009 the Company had approximately $3,400,000 outstanding under its revolving credit.  The Company issued two series of Industrial Bonds totaling $3,560,548 in December 1996.  The outstanding balance on the bonds was $1,865,000 as of June 30, 2009.  In December 2008, the Company entered into an agreement whereby the credit loan facility was extended to December 31, 2009.  The Company is currently negotiating to replace or retire this debt with alternate financing.

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Total Debt *	$5,270,283	$3,595,283	$415,000	$465,000	$795,000

Total Contractual Cash Obligations	$5,270,283	$3,595,283	$415,000	$465,000	$795,000

* Long-Term Debt includes approximately $3,400,00 outstanding on the revolving credit facility.

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, and increasing revenues from the sale of the Company’s Cook Chill products. On October 8, 2008, the Company entered into an agreement of sale for certain tracts or parcels of land, together with the building, Collegeville Inn Conference and Training Center, for the sum of $5,500,000.  The Agreement of Sale was contingent upon the Buyer being able to obtain all necessary permits and approvals for the development of an age restricted living facility on the property.  In April 2009, it became apparent to the Buyer that the permit and approval process was going to take longer than originally anticipated and that it would not be able to meet its target deadlines.  As a result, the Company and the Buyer executed a mutual release, releasing both parties from any further obligations under the Agreement of Sale.  The Company continues to protect the zoning of the property so as to permit future development.  Immediately following the execution of the mutual release, the Company listed the property for sale with a nationwide commercial real estate brokerage.

The Company's financial statements as of June 30, 2009, have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Based upon its present plans, management believes that operating cash flow, available cash, proceeds from the sale or lease of certain assets and available credit resources will be adequate to make repayments of indebtedness described herein, to meet the working capital cash needs of the Company, satisfy the needs of its operations and to meet anticipated capital expenditure needs during the twelve months ending June 30, 2010.

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

NEW AUTHORITATIVE PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or Fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP amends FASB Statement No. 157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This FSP supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active and requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. Once effective, all guidance in the Codification will carry the same level of authority, and all future changes or additions to U.S. generally accepted accounting principles will be issued as Accounting Standards Updates. SFAS 168 does not make any changes to existing accounting guidance that will impact the Company's accounting and financial reporting. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Public Company Accounting Oversight Board voted on July 28, 2009 to adopt Auditing Standard No. 7, "Engagement Quality Review" ("EQR"), and to issue a Concept Release on requiring the engagement partner to sign the audit report. The EQR standard provides a framework for the engagement quality reviewer to objectively evaluate the significant judgments made and related conclusions reached by the engagement team in forming an overall conclusion about the engagement.

The Sarbanes-Oxley Act of 2002 directs the Board to include in its auditing standards a requirement that each registered public accounting firm "provide a concurring or second partner review and approval of [each] audit report (and other related information), and concurring approval in its issuance, by a qualified person (as prescribed by the Board) associated with the public accounting firm, other than the person in charge of the audit, or by an independent reviewer (as prescribed by the Board)." The Board initially proposed the auditing standard on February 26, 2008, and re-proposed it on March 4, 2009.

Auditing Standard No. 7 applies to all audit engagements, and engagements to review interim financial information, conducted pursuant to the standards of the PCAOB. The standard supersedes the Board's quality control standard, SECPS Requirements of Membership, Section 1000.08(f); 1000.39, Appendix E. The standard, if approved by the U.S. Securities and Exchange Commission (SEC), will become effective for both the EQR of audits and the EQR of interim reviews for Fiscal years beginning on or after December 15, 2009.

Separately, the Board also is seeking comment on a Concept Release to consider the effects of a potential requirement for the engagement partner to sign the audit report. Any such requirement would be in addition to the existing requirement for the audit firm to sign its name on the audit report. The Board is seeking comment on the Concept Release for a 45-day period.

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

Regardless of the different financial arrangements, the Company recognizes revenue when services have been rendered and the contract price is determinable, and collectability is reasonably assured.  Ongoing assessments of the credit worthiness of customers provide the Company reasonable assurance of collectability upon performance of services.  The Company has no other obligation with respect to its services once services are performed.

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

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges. An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the Fiscal year ended June 30, 2009; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of June 30, 2009 and 2008, the Company maintained a deferred tax asset of $2,265,908, respectively.  The Company has provided a valuation allowance $88,752 for the year ended June 30, 2009 and in $125,461 for the year ended June 30, 2008, against its deferred tax assets after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

Employment Contracts

For the Fiscal years ended June 30, 2009, 2008 and 2007, the Company paid a base salary of $296,310, $298,758 and $290,344 to Joseph Roberts, Chairman and Chief Executive Officer and $218,824, $222,127 and $213,544 to Kathleen Hill, President and Chief Operating Officer, respectively.  The Company currently has no employment contracts with either of such individuals, as all previous employment contracts with such individuals expired.  The Compensation Committee of the Board of Directors is currently engaged in discussions with Mr. Roberts and Ms. Hill with respect to their compensation for the Fiscal year ending June 30, 2010.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data to be provided pursuant to this Item 8 are included under Part IV, Item 15, of this Form 10-K.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A (T).

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Manager, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Manager concluded that, as of June 30, 2009, such controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based upon criteria in Internal Control—Integrated Framework issued by COSO. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2009, based on the criteria in Internal Control—Integrated Framework issued by COSO.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Shareholders under the caption “Directors and Executive Officers of the Registrant”, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Shareholders under the caption “Executive Compensation and Compensation of Directors” and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in the Proxy Statement of the Company for the 2009 Annual Meeting of Shareholders under the caption “Security Ownership” and “Election of Directors” and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in the Proxy Statements of the Company for the 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) served as the Company’s independent registered public accounting firm for the Fiscal years ended June 30,  2009, 2008, and 2007, respectively.  Such firm has no other relationship to the Company or its affiliates.

Audit Fees
MSPC billed the Company $55,000 for audit fees for the Company’s annual consolidated financial statements for the Fiscal year ended June 30, 2009, $50,000 for Fiscal year ended June 30, 2008 and June 30, 2007.

Audit Related Fees
MSPC billed the Company $24,000 for audit related services for the Fiscal year ended June 30, 2009, 2008 and 2007.

Tax Fees
MSPC billed the Company $12,000 for tax services during the Fiscal year ended June 30, 2009, 2008 and 2007.

All Other Fees
MSPC did not bill the Company for any other professional services for the Fiscal years ended June 30, 2009, 2008, and 2007, respectively.

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

All of the engagements and fees for the Company’s Fiscal year ended June 30, 2009 were approved by the Audit Committee.

The Audit Committee of the Board of Directors considered whether the provision of non-audit services by MSPC was compatible with its ability to maintain independence from an audit standpoint and concluded that MSPC independence was not compromised.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Consolidated Financial Statements

	Reports of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of June 30, 2009 and 2008	F-3

	Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007	F-4

	Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009, 2008 and 2007	F-5

	Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007	F-6

	Notes to Consolidated Financial Statements	F-7

	Schedule of Valuation Accounts	F-23

(B)	Exhibits
The following Exhibits are filed as part of this report (references are to Reg. S-K Exhibit Numbers):

	3.1	Amended and Restated Certificate of Incorporation of Company (Incorporated by reference to Exhibit 3.1 of the Company’s Statement on Form S-1 (File No. 33-4281).

	3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 of the S-1).

	4.1	Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the S-1).

	4.5	Registration Rights Agreement between the Company and Kathleen Hill (Incorporated by reference to Exhibit 4.5 of the S-1).

	10.4	Company's 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.4 of the S-1).

	10.8	Guaranty Agreement between the Company and Joseph Roberts (Incorporated by reference to Exhibit 10.9 Annual Report on Form 10-K filed September 27, 1992).

10.9	Lease Agreement Between the Company and Ocean 7, Inc. (Incorporated by reference to Exhibit 10.11 Annual Report of Form10-K filed September 27, 1992).

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

Nutrition Management Services Company
(Registrant)

/s/ Joseph V. Roberts
Joseph V. Roberts,
Chief Executive Officer and Director

Date: October 13, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this annual report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of October 13, 2009.

/s/ Joseph V. Roberts	/s/ Kathleen A. Hill
Joseph V. Roberts, Chief	Kathleen A. Hill, President and
Executive Officer and Director	Director
(Principal Financial Officer)

/s/ Samuel R. Shipley	/s/ Jane Scaccetti
Samuel R. Shipley, Director	Jane Scaccetti, Director

/s/ Michael M. Gosman
Michael M. Gosman, Director

Financial Statements and Report of Registered Public Accounting Firm
Nutrition Management Services Company and Subsidiaries
June 30, 2009, 2008 and 2007

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 2

CONSOLIDATED BALANCE SHEETS	F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS	F - 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F – 7

SUPPLEMENTAL INFORMATION

SCHEDULE OF VALUATION ACCOUNTS	F - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nutrition Management Services Company and Subsidiary

We have audited the consolidated balance sheets of Nutrition Management Services Company and Subsidiary as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009.  These financial statements are the responsibility of the Nutrition Management Services Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrition Management Services Company and Subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
October 13, 2009

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30,
	2009	2008
Current Assets
Cash and cash equivalents	$52,609	$307,902
Accounts receivable (net of allowance for doubtful accounts of $860,346 and $808,887 in 2009 and 2008, respectively)	2,494,193	2,648,181
Inventory	143,213	142,073
Prepaid and other current assets	311,178	342,655
Assets held for sale	6,295,450	6,295,450
Total Current Assets	9,296,643	9,736,261

Property and Equipment – Net	74,217	104,939

Other Assets
Advances to Officers	210,965	238,381
Deferred Income Taxes	2,265,908	2,265,908
Bond Issue Costs (net of accumulated amortization of $183,290 and $168,724 in 2009 and 2008, respectively)	109,234	123,800
Other Assets	294,057	248,566
Total Other Assets	2,880,164	2,876,655
Total Assets	12,251,024	12,717,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of Long-Term Debt	$190,000	$180,000
Current portion of Line of Credit	3,405,283	3,499,114
Current portion of Note Payable	7,517	7,551
Accounts Payable	2,758,410	3,196,032
Accrued Expenses	179,231	266,727
Accrued Payroll	69,742	208,366
Other	76,979	105,718
Total Current Liabilities	6,687,162	7,463,508

Long- Term Liabilities
Long-Term Debt – Net of current portion	1,675,000	1,865,000
Note Payable Related Party	414,146	-
Total Long-Term Liabilities	2,089,146	1,865,000

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock – no Par, 2,000,000 shares authorized, none issued and outstanding
Common Stock
Class A – no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding	3,801,926	3,801,926
Class B – no par, 100,000 shares authorized; 100,000 shares issued and outstanding	48	48
Retained Earnings	172,305	86,936
	3,974,279	3,888,910
Less Treasury Stock – (Common – Class A: 253,000 shares – at cost)	(499,563)	(499,563)
Total Stockholders’ Equity	3,474,716	3,389,347
Total Liabilities and Stockholders’ Equity	$12,251,024	$12,717,855
The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended June 30,

	2009	2008	2007

Food Service Revenue	$20,013,903	$20,860,543	$20,911,939

Cost of Operations
Payroll and Related Expenses	9,727,407	9,913,066	8,816,497
Other Costs of Operations	5,988,488	6,954,041	8,218,410
Cost of Operations	15,715,895	16,867,107	17,034,907
Gross Profit	4,298,008	3,993,436	3,877,032

Expenses
General and Administrative Expenses	3,854,023	3,975,501	4,278,885
Depreciation and Amortization	25,353	28,985	275,980
Bad Debt Expense	51,735	63,068	21,628
Total Expenses	3,931,111	4,071,554	4,576,493

Income (Loss) from Operations	366,897	(78,118)	(699,461)

Other Income / (Expense)
Interest Expense	(278,876)	(334,190)	(472,454)
Interest Income	1,650	16,932	72,136
Other	(4,302)	(29,028)	67,057
Other Income / (Expense) – Net	(281,528)	(346,286)	(333,261)

Income / (Loss) before Income Taxes	85,369	(424,404)	(1,032,722)

Income Tax (Benefit) / Expense	-	-	(261,575)

Net Income (Loss)	85,369	(424,404)	(771,147)

Net Income / (Loss) per Share – Basic and Diluted	$0.03	$(0.15)	$(0.27)

Weighted Average Number of Shares – Basic and Diluted	2,847,000	2,847,000	2,847,000

The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three years ended June 30, 2009

	Class A Common Stock		Class B Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Equity
Balance June 30, 2006	2,747,000	$3,801,926	100,000	$48	$1,282,487	(253,000)	$(499,563)	$4,584,898
Net Loss	-	-	-	-	(771,147)	-	-	(771,147)
Balance-June 30, 2007	2,747,000	$3,801,926	100,000	$48	$511,340	(253,000)	$(499,563)	$3,813,751
Net loss	-	-	-	-	(424,404)	-	-	(424,404)
Balance-June 30, 2008	2,747,000	$3,801,926	100,000	$48	$86,936	(253,000)	$(499,563)	$3,389,347
Net Income	-	-	-	-	85,369	-	-	85,369
Balance-June 30, 2009	2,747,000	$3,801,926	100,000	$48	$172,305	(253,000)	$(499,563)	$3,474,716

The accompanying notes are an integral part of these statements

Nutrition Management Services Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended June 30,
	2009	2008	2007

Operating Activities
Net Income / (Loss)	$85,369	$(424,404)	$(771,147)
Adjustment to reconcile Net Income / (Loss) to net cash provided by Operating Activities
Depreciation and Amortization	25,353	28,985	275,980
Amortization of Bond Costs	14,564	14,559	14,564
Provision for Bad Debts	51,735	63,038	21,628
(Benefit) / Expense for Deferred Taxes	-	-	(261,575)

Changes in Assets and Liabilities
Accounts Receivable	102,253	149,513	(417,924)
Inventory	(1,140)	848	(701)
Prepaid and Other	(13,974)	(264,306)	(47,399)
Accounts Payable	(437,622)	194,489	3,494
Accrued Expenses	(87,496)	(15,976)	68,820
Accrued Payroll	(138,624)	(51,818)	33,574
Other	(28,737)	(96,837)	118,061

Net Cash Provided by Operating Activities	(428,319)	(401,879)	(962,625)

Investing Activities
Purchase of Property and Equipment	(2,606)	(18,757)	(49,482)
Sale of Property and Equipment	7,935	-	-
Repayments / (Advances) by employees and officers	27,416	189,129	(4,216)
Net Cash Provided by / (used in) investing activities	32,745	170,372	(53,698)

Financial Activities
Restricted Cash	-	-	250,000
Proceeds from Financing	102,585	327,413	297,659
Proceeds from Related Party	414,146	-	-
Repayment of Long-Term Borrowings	(180,000)	(170,000)	(165,808)
Repayment of Line of Credit	(93,831)	-	-
Repayment of Financing	(102,619)	(319,862)	(277,237)
Net Cash Provided by / (used in) Financing Activities	140,281	(162,449)	104,614

NET (DECREASE) / INCREASE IN CASH AND CASH EQUITIES	(255,293)	(393,956)	(911,709)

Cash and Cash Equivalents – Beginning of Year	307,902	701,858	1,613,567

Cash and Cash Equivalents – End of Year	$52,609	$307,902	$701,858

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Years for
Interest	$254,135	$348,705	$445,220
Income Taxes	$10,129	$19,432	$38,459

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

3.       Marketable Securities

The Company classifies its investments in marketable securities as available for sale, which are carried at the lower of cost or market based upon the quoted market prices of those investments at period end.  As of June 30, 2009 there were no marketable securities.

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

5.        Inventory

Inventory, which consists primarily of food, is stated at the lower of cost (first-in, first-out method) or market.  The Company records inventory for contracts which require goods to be owned by the Company.  For the remaining customers, the Company purchases inventory on their behalf and a payable or receivable is recorded for the change in the value of these goods, which is then collected from or paid to customers.  As of June 30, 2009 and 2008, inventory was $143,213 and $142,073, respectively.  As of June 30, 2009 and 2008, inventory receivable from customers was $12,503 and $19,558 respectively, while inventory payable to customers was $9,545 and $18,225 respectively.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

6.       Revenue Recognition

The Company recognizes revenue when services have been rendered and the contract price is determinable, and collectability is reasonably assured.  Revenue is generated primarily from fees for food service management and facilities management at continuing care and health care facilities, schools and the Collegeville Inn Conference and Training Center.  The Company provides its services under several different financial arrangements including a fee basis and guaranteed rate basis.  For Fee Contracts, certain expenses are paid directly by the Customer and certain expenses are paid by the Company and billed to the Customer.  The Company recognizes Revenue in the amount of the expenses billed and the fees for providing services.  For a Guaranteed Rate Contract, the Company charges Customers an established amount for services provided (for example, per Patient Day) and is responsible for all the expenses related to the delivery of those services.  The amount of the billing is recorded as Revenue and the delivery costs are recorded as Cost of Sales. Regardless of the different financial arrangements, the Company recognizes revenue when services have been rendered and the contract price is determinable, and  is reasonably assured.  Ongoing assessments of the credit worthiness of customers provide the Company reasonable assurance of  upon performance of services.  The Company has no other obligation with respect to its services once services are performed.

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

As of June 30, 2009 and 2008, the Company maintained a deferred tax asset of $2,265,908, respectively.  The Company has provided a valuation allowance $88,752 for the year ended June 30, 2009 and in $125,461 for the year ended June 30, 2008 against its deferred tax asset after consideration of a future gain on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.  See Note G for additional information.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

14.       Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.  Advertising expense for the years ended June 30, 2009, 2008 and 2007 was $4,647, $8,845 and $5,247 respectively.

15.       Reclassification

Certain 2007 items have been reclassified to conform to the current year presentation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

19.       New Authoritative Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or Fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP amends FASB Statement No. 157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This FSP supersedes FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active and requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. Once effective, all guidance in the Codification will carry the same level of authority, and all future changes or additions to U.S. generally accepted accounting principles will be issued as Accounting Standards Updates. SFAS 168 does not make any changes to existing accounting guidance that will impact the Company's accounting and financial reporting. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

The Public Company Accounting Oversight Board voted on July 28, 2009 to adopt Auditing Standard No. 7, "Engagement Quality Review" ("EQR"), and to issue a Concept Release on requiring the engagement partner to sign the audit report. The EQR standard provides a framework for the engagement quality reviewer to objectively evaluate the significant judgments made and related conclusions reached by the engagement team in forming an overall conclusion about the engagement.

The Sarbanes-Oxley Act of 2002 directs the Board to include in its auditing standards a requirement that each registered public accounting firm "provide a concurring or second partner review and approval of [each] audit report (and other related information), and concurring approval in its issuance, by a qualified person (as prescribed by the Board) associated with the public accounting firm, other than the person in charge of the audit, or by an independent reviewer (as prescribed by the Board)."The Board initially proposed the auditing standard on February 26, 2008, and re-proposed it on March 4, 2009.

Auditing Standard No. 7 applies to all audit engagements, and engagements to review interim financial information, conducted pursuant to the standards of the PCAOB. The standard supersedes the Board's quality control standard, SECPS Requirements of Membership, Section 1000.08(f); 1000.39, Appendix E. The standard, if approved by the U.S. Securities and Exchange Commission (SEC), will become effective for both the EQR of audits and the EQR of interim reviews for Fiscal years beginning on or after December 15, 2009.

Separately, the Board also is seeking comment on a Concept Release to consider the effects of a potential requirement for the engagement partner to sign the audit report. Any such requirement would be in addition to the existing requirement for the audit firm to sign its name on the audit report. The Board is seeking comment on the Concept Release for a 45-day period.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

The Company owns approximately twenty-two acres of land in Collegeville, Montgomery County, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.  On October 8, 2008, the Company entered into an agreement of sale for certain tracts or parcels of land, together with the building, Collegeville Inn Conference and Training Center, for the sum of $5,500,000.00.  The Agreement of Sale was contingent upon the Buyer being able to obtain all necessary permits and approvals for the development of an age restricted living facility on the property.  In April of 2009, it became apparent to the Buyer that the permit and approval process was going to take longer than originally anticipated and that it would not be able to meet its target deadlines.  As a result, the Company and the Buyer executed a mutual release, releasing both parties from any further obligations under the Agreement of Sale.  The Company continues to protect the zoning of the property so as to permit future development.  Immediately following the execution of the mutual release, the Company listed the property for sale with a nationwide commercial real estate brokerage.

The Company's financial statements as of June 30, 2009 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management believes that operating cash flow, the possible proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending June 30, 2010.

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

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE D - PROPERTY AND EQUIPMENT

The following details the composition of property and equipment.

	Estimated Useful Lives	2009	2008

Building	40	$7,829	$7,829
Machinery and Equipment	2 – 8	2,347,273	2,352,735
Furniture and Fixture	2 – 8	26,374	26,374
Other, Principally Autos and Trucks	2 – 10	211,335	211,335
		2,592,811	2,598,273
Less: Accumulated Depreciation		2,518,594	2,493,334
		$74,217	$104,939

NOTE E – ASSETS HELD FOR SALE

The following details the composition of assets held for sale.

	Estimated Useful Lives	2009	2008

Property and Equipment
Land	-	$497,967	$497,967
Building	40	7,491,263	7,491,263
Other, Principally Equipment, Furniture and Fixtures	2 – 8	2,386,716	2,386,717
		10,375,946	10,375,946
Less: Accumulated Depreciation		4,080,496	4,080,496
		$6,295,450	$6,295,450

The Company continues its efforts to sell or lease all or part of the Collegeville Inn Conference and Training Center and or certain excess land adjacent to the facility.  The Company has reclassified these assets as held for sale.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE F - LONG- TERM DEBT

Long-Term Debt Consisted of the Following:	2009	2008
Bank revolving credit, interest due monthly at the National Consumer rate 4 minus .25% (effectively 4.00% as of June 30, 2009), secured by all corporate assets and personal guarantee of the Chief Executive Officer; matures on December 31, 2009	$3,405,283	$3,499,114
Industrial Revenue Bonds (Collegeville Inn Projects) (See bonds payable)	1,365,000	1,495,000
Industrial Revenue Bonds (Apple Fresh Foods Projects) See bonds payable)	500,000	550,000
	5,270,283	5,544,114
Less: Current Maturities (includes bank revolving credit)	3,595,283	3,679,114

	$1,675,000	$1,865,000

In February 2001, the Company executed a loan agreement with a bank for a revolving credit and two irrevocable letters of credit issued in conjunction with the issuance of the Industrial Revenue Bonds, totaling $4,000,000 and $3,065,000, respectively.  In October 2003, the Company entered into an amended credit agreement whereby the $4,000,000 Revolving Credit Loan Facility was reduced to $3,500,000 and $500,000 was placed in a cash collateral account and pledged as additional collateral against the revolving credit line.  As of June 30, 2009 all of the cash collateral account has been released and is available for operations.

At June 30, 2009, the Company had approximately $3,400,000 outstanding under the revolving credit.  Advances under the revolving credit are used for working capital purposes.

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

Issue #1

Title - Montgomery County Industrial Development Authority, $2,500,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (“Collegeville Inn Project”) Series of 1996

Rate - Variable, to a maximum of 17% (Variable Rate at June 30, 2009 was 6.00%)

Term - 20 years (2016)

Purpose - Rehabilitate, furnish and equip the Collegeville Inn

Issue #2

Title - Montgomery County Industrial Development Authority, $1,000,000 aggregate principal amount, federally taxable variable rate demand/fixed rate revenue bonds (“Apple Fresh Foods, Ltd. Project”) Series of 1996

Rate - Variable, to a maximum of 15% (Variable Rate at June 30, 2009 was 6.00%)

Term - 20 years (2016)

Purpose - Develop a cook-chill food preparation technology

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

  NOTE F - LONG- TERM DEBT - Continued

The Company issued two series of Industrial Revenue Bonds totaling $3,560,548 in December 1996, one to Collegeville Inn and one to Apple Fresh Foods.  The outstanding balance on the bond issues was $1,865,000 as of May 2009.   Both bond issues were secured in part by Letters of Credit issued by Wilmington Trust.  In February of 2009, both Moody’s and Standard and Poors downgraded the credit rating of Wilmington Trust, which downgrade had no relationship to any business Wilmington Trust was doing with NMSC or its subsidiaries.  As a result of this downgrade, Janney, Montgomery Scott, the remarketer, began experiencing difficulty selling the Bonds to the institutional investors.  Janney began inventorying the Bonds while continuing to try to find buyers.  On April 24, 2009, Moody’s further downgraded the credit rating of Wilmington Trust.  Again, this had no direct relationship to any business with NMSC.  This action prompted Janney to send a Notice to M&T Bank, the Trustee for the Bonds, that if no buyers were found by May 4, 2009, they would be tendering the Bonds for redemption.  With no buyers coming forward, Janney tendered the Bonds on May 4, 2009, which caused M&T Bank to initiate a draw down on the LOCs in the amounts of $1,365,000 (Collegeville) and $500,000 (Apple Fresh) respectively.  Thus, the two LOCs have now been converted to direct loans to Collegeville Inn and Apple Fresh Foods.

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

The sinking fund requirements of the bonds are as follows:

	Collegeville Inn	Apple Fresh Foods	Total
2010	135,000	55,000	190,000
2011	145,000	55,000	200,000
2012	155,000	60,000	215,000
2013	165,000	60,000	225,000
2014	175,000	65,000	240,000
Thereafter	590,000	205,000	795,000
Total	1,365,000	500,000	1,865,000

Maturities of principal due in the following years are set forth below:

Year ending June 30,
2010	$3,595,283
2011	200,000
2012	215,000
2013	225,000
2014	240,000
Thereafter	795,000
$ 5,270,283

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

  NOTE G - INCOME TAXES

The components of income tax (benefit)/expense are:

	Year Ended June 30,
	2009	2008	2007
Current
Federal	$0	$0	$(266,597)
State	0	0	(47,046)
	$0	$0	$(313,643)

Deferred
Federal	$0	$0	$44,258
State	0	0	7,810
	$0	$0	$52,068
	$0	$0	$(261,575)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately:

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

  NOTE G - INCOME TAXES – continued

	June 30
	2009	2008

Deferred Tax Assets
Provision for doubtful accounts	$369,949	$347,839
Excess of tax over financial statement basis of investments in contracts	94,650	94,650
Vacation Accrual	27,529	99,008
Charitable Contribution Carry-Forward	17,199	48,919
Federal Net Operating Loss	1,895,138	1,831,968
Other	(35,258)	74,181
Total Deferred Tax Assets	2,369,207	2,496,565

Deferred Tax Liabilities
Depreciation	14,547	105,196

Allowance	88,752	125,461

Net Deferred Tax Assets	$2,265,908	$2,265,908

  The deferred tax amounts are classified on the balance sheet as follows:

	June 30,
	2009	2008
Current Assets	$--	$--
Non-Current Assets	2,265,908	2,265,908
	$2,265,908	$2,265,908

The Company also has a federal net operating loss carry forward of approximately $4,740,000 expiring on various dates beginning in the year 2026.  The Company has charitable contribution carry forwards in the amount of $117,340.

The Company has provided a valuation allowance of $88,752 against its deferred tax assets after consideration that the  future gain on the disposal of certain land and assets relative to the Collegeville Inn and anticipated future profitable operating results.

  The following reconciles the tax provision with the U.S. statutory tax rates:

	Year Ended June 30
	2009	2008	2007
Income Taxes, at U.S. Statutory Rates	(34.0)%	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.0)	(5.0)	(5.0)
Nondeductible Expenses	8.0	10.0	10.0
Other	3.3	3.7	3.7
Effect of NOLs	27.7	-	-
Tax Expense / (Benefit)	0%	(25.3)%	(25.3)%

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE H - RELATED PARTY TRANSACTIONS

The Company leases its corporate offices, located at 2071 Kimberton Road, Kimberton, Pennsylvania, which consists of approximately 8,500 square feet from Ocean 7, Inc., a corporation controlled by the Chief Executive Officer of the Company, The initial term of the lease expired on June 30, 2003 and continues on a month to month lease based on terms generally similar to those prevailing to unrelated parties. The Company leases an apartment from the same company to accommodate visiting clients and employees.

Joseph V. Roberts, Chief Executive Officer and Director of the Company, received long term advances of which $165,749 and $187,503 remains outstanding as of June 30, 2009 and 2008, respectively.  Kathleen A. Hill, President, Chief Operating Officer and Director of the Company, received long term advances of which $45,215 and $50,567 remains outstanding as of June 30, 2009 and 2008, respectively.  Interest for Fiscal year ended June 30, 2009 of $1,270 has been included in the outstanding amounts.  These amounts are currently under agreement whereby monthly payments are being made to reduce the outstanding amounts.

As of June 30, 2009, included in long term liabilities a related party is owed $414,146 to Joseph V. Roberts an officer and director of the company. Amounts due to and from officers are unsecured, interest bearing at 4%.

NOTE I – COMMITMENTS AND CONTINGENCIES

1.       Operating Leases

The Company leases real estate facilities from a corporation owned by a principal stockholder under month-to-month operating leases, including its corporate office building under a month-to-month lease based on terms management believes to be generally similar to those prevailing to unrelated parties.  During the years ended June 30, 2009, 2008 and 2007, rent expense paid to the related party was $258,414, $259,347 and $265,283, respectively.

The Company is also obligated under various operating leases for operating equipment for periods expiring through 2009.  During the years ended June 30, 2009, 2008 and 2007, rent expense was $271,746, $323,114 and $334,845, respectively, for all operating leases.

Minimum annual rentals under non-cancelable operating leases subsequent to June 30, 2009 are as follows:

Year Ending June 30,	Operating Equipment
2010	4,445

2.       Litigation

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE I – COMMITMENTS AND CONTINGENCIES - continued

3.       Employment Contracts

For the Fiscal years ended June 30, 2009, 2008 and 2007, the Company paid a base salary of $296,310, $298,758 and $290,344 to Joseph Roberts, Chairman and Chief Executive Officer and $218,824, $222,127 and $213,544 to Kathleen Hill, President and Chief Operating Officer, respectively.  The Company currently has no employment contracts with either of such individuals, as all previous employment contracts with such individuals expired.  The Compensation Committee of the Board of Directors is currently engaged in discussions with Mr. Roberts and Ms. Hill with respect to their compensation for the Fiscal year ending June 30, 2010

NOTE J - STOCKHOLDERS’ EQUITY

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

NOTE K - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

1.       Employee Stock Purchase Plan

The Company has a stock purchase plan that allows participating employees to purchase, through payroll deductions, shares of the Company’s common stock at 85 percent of the fair market value at specified dates.  At June 30, 2009, all employees were eligible to participate in the plan.  During the years ended June 2009, 2008 and 2007 there were fourteen participants and no shares purchased.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

NOTE L - DEFINED CONTRIBUTION PENSION PLAN

The Company sponsors a 401(k) plan for all employees who have attained the age of twenty-one and have completed one year of service.  Eligible employees may contribute up to 15% of their annual compensation to the plan.  The Company can match 100% up to the first 4% of employee plan contributions.  Participants are vested 20% for each year of service beginning after year three and are fully vested after seven service years.  During the years ended June 30, 2009, 2008 and 2007, Company contributions to the plan, which were charged to expense, amounted to $12,910, $16,471 and $20,081 respectively.

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

NOTE N - MAJOR CUSTOMERS

The Company’s Food Service Management Segment had sales to one customer representing approximately 9%, 8% and 8% of the total revenues for the years ending June 30, 2009, 2008 and 2007, respectively. Sales to one other customer represented 8%, 7% and 7% of the total sales for the years ending June 30, 2009, 2008 and 2007, respectively.

The loss of any such customer could have a material adverse effect on the Company’s future results of operations.

NOTE O – MAJOR SUPPLIERS

For the year June 30, 2009, the Company purchased approximately 28% of its food and non-food products from one vendor. Purchases from two other vendors amounted to 32% and 11% of the total purchases for the year ended June 30, 2008; the same two vendors represented 29% and 18% of the total purchases for the year ended June 30, 2007, respectively.

In the event of a disruption in the Company’s relationship with these vendors or any disruption in the vendor’s business, the Company has alternate sources of supply for its food and non-food products.

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

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

	Food Service Management	Training and Conference Center	Total
As of and for the year ended June 30, 2009:
Food Service Revenue	$19,779,084	$234,819	$20,013,903
Depreciation and Amortization	20,570	4,783	25,353
Income / (Loss) from Operations	731,530	(364,633)	366,897
Interest Expense	(193,021)	(85,855)	(278,876)
Interest Income	1,650	-	1,650
Income / (Loss) before Tax Expense / (Benefit)	539,326	(453,957)	85,369
Net Income / (Loss)	539,326	(453,957)	85,369
Total Assets	5,716,969	6,534,055	12,251,024
Capital Expenditures	2,606	-	2,606

As of and for the year ended June 30, 2008:
Food Service Revenue	$20,463,614	$396,929	$20,860,543
Depreciation and Amortization	24,202	4,783	28,985
Income / (Loss) from Operations	313,111	(391,229)	(78,118)
Interest Expense	(251,138)	(83,052)	(334,190)
Interest Income	16,932	-	16,932
Income / (Loss) before Tax Expense / (Benefit)	67,901	(492,305)	(424,404)
Net Income / (Loss)	67,901	(492,305)	(424,404)
Total Assets	5,832,385	6,885,470	12,717,855
Capital Expenditures	18,757	-	18,757

As of and for the year ended June 30, 2007:
Food Service Revenue	$20,246,350	$665,589	$20,911,939
Depreciation and Amortization	37,417	238,563	275,980
Income / (Loss) from Operations	12,101	(711,561)	(699,460)
Interest Expense	(307,488)	(164,966)	(472,454)
Interest Income	72,136	-	72,136
Income / (Loss) before Tax Expense / (Benefit)	(966,548)	(66,173)	(1,032,721)
Net Income / (Loss)	(704,973)	(66,173)	(771,146)
Total Assets	5,934,042	7,340,809	13,274,851
Capital Expenditures	35,627	13,855	49,482

Nutrition Management Services Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

	Fiscal 2009
	September 30,	December 31,	March 31,	June 30,
Revenues	$5,354,538	$5,246,936	$4,748,742	$4,663,687
Gross Profit	1,040,354	1,062,688	1,020,452	1,174,514
Net Income (Loss)	(74,928)	47,604	18,841	93,852
Net Income (Loss) per share – basic and diluted	$(0.03)	$0.02	$0.01	$0.03

	Fiscal 2008
	September 30,	December 31,	March 31,	June 30,
Revenues	$5,040,863	$5,283,004	$5,118,571	$5,418,105
Gross Profit	994,020	993,648	932,972	1,072,796
Net Income (Loss)	(214,771)	(179,489)	(181,298)	151,153
Net Income (Loss) per share – basic and diluted	$(0.08)	$(0.06)	$(0.06)	$0.05

SUPPLEMENTAL INFORMATION

Nutrition Management Services Company and Subsidiaries
SCHEDULE OF VALUATION ACCOUNTS
For the three years ended June 30, 2009

The following sets forth the activity in the Company’s valuation accounts:

Allowance for Doubtful Accounts
Balance at June 30, 2006	964,188
Provisions for bad debts	21,628
Write-offs	(230,038)

Balance at June 30, 2007	755,778
Provisions for bad debts	63,068
Write-offs	(9,959)

Balance at June 30, 2008	808,887
Provision for bad debts	51,735
Write-offs	(276)
Balance as of June 30, 2009	$860,346