Form 10-Q
period 2009-09-30
NUTRITION MANAGEMENT SERVICES CO/PA
filed 2009-11-25
CIK 879303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

2,747,000 Shares of Registrant's Class A Common Stock, with no par value, and 100,000 shares of Registrant's Class B Common Stock, with no par value, are outstanding as of November 25, 2009.

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	June 30, 2009 (A)
Current assets:
Cash and cash equivalents	$0	$52,609
Accounts receivable, net of allowance for doubtful accounts of $875,346 and $860,346, respectively	3,063,285	2,494,193
Inventory	165,190	143,213
Prepaid and other	456,674	311,178
Assets held for sale	6,295,450	6,295,450
Total Current Assets	9,980,599	9,296,643

Property and equipment, net	102,059	74,217

Other assets:
Advances to officers	207,388	210,965
Deferred income taxes	2,265,908	2,265,908
Bond issue costs, net of accumulated amortization of $186,932 and $183,290, respectively	105,592	109,234
Other assets	293,189	294,057
Total Other Assets	2,872,077	2,880,164

Total Assets	$12,954,735	$12,251,024

Current Liabilities:
Current portion of long-term debt	$190,000	$190,000
Line of credit	3,351,401	3,405,283
Current portion of note payable	0	7,517
Accounts payable	3,362,768	2,758,410
Accrued expenses	360,764	179,231
Accrued Payroll	35,031	69,742
Other	113,093	76,979
Total Current Liabilities	7,413,057	6,687,162

Long-Term Liabilities:
Long-term debt, net of current portion	1,675,000	1,675,000
Note Payable Related Party	418,188	414,146

Total Long Term Liabilities	$2,093,188	$2,089,146

Commitments and Contingencies
Stockholders’ Equity:
Undesignated preferred stock – no par, 2,000,00 shares authorized, None issued or outstanding
Common Stock:
Class A – no par, 10,000,000 shares authorized; 3,000,000 issued, 2,747,000 outstanding	3,801,926	3,801,926
Class B – no par, 100,000 shares authorized, issued and outstanding	48	48
Retained earnings	146,079	172,305
Total	3,948,053	3,974,279
Less: Treasury Stock (Class A Common: 253,000 shares) – at cost	(499,563)	(499,563)
Total Stockholders’ Equity	3,448,490	3,474,716
Total Liabilities and Stockholders’ Equity	$12,954,735	$12,251,024

(A)	Reference is made to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission in October 2009.

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30,
	2009		2008
Food Service Revenue		$4,854,949		$5,354,538

Cost of Operations:
Payroll and related expenses		2,163,566		2,658,110
Other Cost of Operations		1,593,097		1,656,074
Total Cost of Operations		3,756,663		4,314,184

Gross Profit		1,098,286		1,040,354

Expenses:
General and administrative expenses		858,292		1,032,336
Depreciation and amortization		6,264		6,814
Provision for doubtful accounts		15,000		9,911
Total Expenses		879,556		1,049,061

Income (Loss) from Operations		218,730		(8,707)

Other Income / (Expense):
Other		(165,272)		(4,509)
Interest Income		106		1,222
Interest Expense		(79,790)		(62,934)
Total Other Income / (Expense)		(244,956)		(66,221)

Loss before Income Taxes		(26,226)		(74,928)

Provision for Income Taxes		0		0

Net Loss		$(26,226)	$	(74,928)

Net Loss per share – basic and diluted	$	(0.01)	$	(0.03)

Weighted average number of shares		2,847,000		2,847,000

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2009	2008
Operating Activities:
Net Loss	$(26,226)	$(74,928)
Adjustments to reconcile net loss to net cash provided by (used in) Operating Activities:
Depreciation and Amortization	6,264	6,814
Provision for Bad Debts	15,000	9,911
Amortization of bond costs	3,642	3,641
Current Assets and Liabilities:
Accounts Receivable	(584,092)	(231,616)
Inventory	(21,977)	(3,986)
Prepaid and other current assets	(144,628)	(384,547)
Accounts Payable	604,358	703,665
Accrued payroll and related expenses	(34,711)	(50,930)
Accrued expenses and other	217,647	(46,143)
Net Cash provided by (used in) Operating Activities	35,277	(68,119)

Investing Activities:
Purchase of property and equipment	(34,106)	(2,606)
Repayments of advances to officers	3,506	3,787
Interest income from advances to officers	71	1,180
Net Cash provided by (used in) Investing Activities	(30,529)	2,361

Financing Activities:
Interest expense on proceeds from related party	4,042	-
Repayments of Line Of Credit	(53,882)	-
Proceeds from note payable issuances	102,585	158,040
Repayments of note payable	(110,102)	(59,439)
Net Cash provided by (used in)Financing Activities	(57,357)	98,601

Net Increase (Decrease) in Cash	(52,609)	32,843

Cash and Cash Equivalents – beginning of period	52,609	307,902

Cash and Cash Equivalents – end of period	$0	$340,745

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest Paid	$91,141	$61,935
Taxes Paid	$0	$6,507

See Notes to Unaudited Consolidated Financial Statements

NUTRITION MANAGEMENT SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1.        Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information for quarterly reports on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, all adjustments that, in the opinion of management, are necessary for fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the interim period presented is not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2010.  The financial information presented should be read in conjunction with the Company's fiscal 2009 financial statements that were filed with the Securities and Exchange Commission under Form 10-K in October 2009.

2.        NEW AUTHORITATIVE PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our financial statements beginning October 1, 2009 and is not expected to have a significant impact on our financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our financial statements for periods ending after June 15, 2009 and did not have a significant impact on our financial statements. Subsequent events have been evaluated through the filing date (November 25, 2009) of these consolidated financial statements

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our financial statements.

3.        Earnings Per Common Share

Earnings per common share amounts are based on the weighted-average number of shares of common stock outstanding during the three-month periods ended September 30, 2009 and 2008.  The Company did not have any potentially dilutive stock options and warrants outstanding that impacted earnings per share in the periods presented.

4.        Litigation

An employee of the Company filed a lawsuit against the Company asserting claims under the Family Medical Leave Act (“FMLA”) and under Title VII of the Civil Rights Act of 1964, 42 U.S.C. §2000e-2(a), alleging that she was terminated because of her pregnancy and her gender.  Following a trial on the merits, a jury entered a verdict finding liability against the Company on the FMLA claim only but finding that the employee had suffered no damages permitted under that statute.  Judgment was thereafter entered in favor of the employee for the sum of $1.00.  The trial court, on its own accord ordered a new trial.

Following a second jury trial, the jury found liability against the Company on the FMLA claim only and awarded damages for back pay in the amount of $74,000. The court reduced the award to judgment; entering judgment for the employee in the amount of $161,312.  The Company recorded the gross amount of the judgment in the Other Expense category.  Of the gross judgment amount, $76,527 remains payable and is recorded as a liability in the Accrued Expenses account.

The Company is vigorously pursuing all remedies as it strongly believes that the case is without merit.  The Company has appealed both the decision to order a new trial and the verdict in the second jury trial and is presenting oral arguments to the United States Court of Appeals for the Third Circuit on December 2, 2009.  A fully successful conclusion of the appeal taken by the Company could result in the monetary judgment entered against the Company being vitiated.

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

5.        Business Segments

The Company follows the disclosure provisions of ASC 280, Segment Reporting.  This management approach focuses on internal financial information that is used by management to assess performance and to make operating decisions.  ASC 280 also requires disclosures about products, services, geographic areas, and major customers.

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

For the quarter ended September 30, 2009:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$4,816,926	$38,023	$4,854,949
Depreciation and amortization	5,068	1,196	6,264
Income (loss) from operations	295,177	(87,964)	169,708
Interest income	106	--	106
Interest expense	(50,326)	(29,464)	(79,790)
Income (loss) before taxes (benefit)	83,327	(109,553)	(26,226)
Net income (loss)	83,327	(109,553)	(26,226)
Total assets	$6,129,800	$6,824,935	$12,954,735

For the quarter ended September 30, 2008:

	Food Service Management	Training and Conference Center	Total
Food service revenue	$5,291,653	$62,885	$5,354,538
Depreciation and amortization	5,618	1,196	6,814
Income (loss) from operations	89,266	(97,973)	(8,707)
Interest income	1,222	--	1,222
Interest expense	(49,102)	(13,832)	(62,934)
Income (loss) before taxes (benefit)	41,386	(116,314)	(74,928)
Net income (loss)	41,386	(116,314)	(74,928)
Total assets	$6,387,882	$6,960,236	$13,348,118

6.        Revolving Credit Facility

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

Despite tendering the Bonds to the Trustee, the remarketer, Janney, Montgomery, Scott had a continuing obligation under the Remarketing Agreement to continue to try to remarket the Bonds.  Recently, they were able to remarket a portion of the Apple Fresh Bonds and a portion of the Collegeville Inn Bonds.  Janney, Montgomery Scott remarketed $445,000 of the Apple Fresh Foods Bonds with settlement on November 16, 2009, and  $1,230,000 of the Collegeville Inn Bonds with settlement on November 19, 2009.  The proceeds from both these transactions were forwarded to Wilmington Trust to pay down the draws that were taken against the LOCs on or about May 4, 2009.  This left a balance from the draws of $55,000 (Apple Fresh) and $135,000 (Collegeville).

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

The sinking fund requirements of the bonds are as follows:

	Collegeville Inn	Apple Fresh Foods	Total
2010	135,000	55,000	190,000
2011	145,000	55,000	200,000
2012	155,000	60,000	215,000
2013	165,000	60,000	225,000
2014	175,000	65,000	240,000
Thereafter	455,000	150,000	605,000
Total	1,230,000	445,000	1,675,000

Maturities of principal due in the following years are set forth below:

Year ending June 30,
2010	$3,595,283
2011	200,000
2012	215,000
2013	225,000
2014	240,000
Thereafter	795,000
$5,270,283

At September 30, 2009 and June 30, 2009, the Company had approximately $3,350,000 and $3,400,000 respectively outstanding under the revolving credit. Advances under the revolving credit are used for working capital purposes. These credit agreements contain covenants that include the submission of specified financial information and the maintenance of insurance coverage for the pledged assets during the term of the loans. The Company and the bank reached an agreement in December 2008 which maintains the revolving credit line in place until December 31, 2009. The Company is currently negotiating to replace or retire this debt with alternate financing.

7.        Collegeville Inn Conference & Training Center

The Company owns approximately 22 acres of land in Collegeville, Montgomery County, Pennsylvania.  In 1997, the Company completed its renovations of an existing 40,000 square foot building to serve as a training facility and conference center.   The Company continues to protect the zoning of the property so as to permit future development and has listed the property for sale with a nationwide commercial real estate brokerage.  Upon listing the Collegeville Inn Conference & Training Center and the surrounding land (collectively the “Property”) for sale all depreciation ceased.  The book value of the Property at the date a determination was made to sell it, which was $6,295,450, was reclassified from property and equipment and recorded as assets held for sale.  There is no current sale agreement related to the Property.

8.        Business Conditions

The Company's primary sources of revenues are the management fees it receives from contracts to provide food and housekeeping services to continuing care facilities, hospitals, retirement communities and schools, as well as the Collegeville Inn, which includes the Conference and Training Center, Catering facilities and the Cook Chill operations. The Company has a business plan in place to improve the operating results from the Collegeville Inn while it continues its sale/lease efforts.  See Note 5 for segment reporting information.  Effective June 27, 2005, the Company closed the buffet restaurant at the Collegeville Inn to make the facility available for catered events.

The Company's financial statements as of September 30, 2009 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management believes that operating cash flow, the possible proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2010.

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

Results of Operations for Quarter Ended September 30, 2009

Revenues for the quarter ended September 30, 2009 were $4,854,949 a decrease of $499,589 or 9.3% compared to revenues of $5,354,538 in the corresponding quarter last year.  This decrease is attributable to a decrease in revenues from Collegeville Inn operations. Revenue from new food service accounts during the current year has not been sufficient to offset any contracts terminating in the prior year.

Cost of operations provided for the current quarter was $3,756,663 compared to $4,314,184 for similar expenses in the same period last year, a decrease of $557,521 or 12.9%.  This decrease is due to lower revenues during the period and the expenses associated with those revenues over the same period. Improved operating performance also contributed to the reduced costs.

Gross profit for the current quarter was $1,098,286 or 22.3% of gross revenue, compared to $1,040,354, or 19.4% of gross revenue, for the same period last year, an increase of $57,932 or 5.6%.    The increase in gross profit is due to improved operating processes as well as the net impact of new contracts and lost contracts, which was partially offset by the renegotiation of contract rates in the normal course of business.

General and administrative expenses for the quarter were $858,292 or 17.7% of revenue, compared to $1,032,336 or 19.3% of revenue for the same quarter last year, a decrease of $174,044 or 16.9%.  This decrease is due to lower payroll and related expenses as well as a reduction in overhead expenses.

Provision for doubtful accounts for the quarter ended September 30, 2009 was $15,000 compared to $9,911 for the corresponding quarter last year.

Interest income for the quarter ended September 30, 2009 was $106 compared to $1,222 for the same period last year.

Interest expense for the quarter ended September 30, 2009 was $79,790 compared to $62,934 for the same period last year.  This increase is primarily due to the increase of interest rates.

For the reasons stated above, net loss before taxes for the quarter ended September 30, 2009 was $26,226 compared to net loss of $74,928 for the corresponding quarter last year.

Net loss per share for the current quarter was $0.01 compared to net loss per share of $0.03 for the same quarter last year.

Liquidity and Capital Resources

At September 30, 2009 the Company had positive working capital of $2,567,543 compared to working capital of $2,211,550 for the same quarter last year.  This change in working capital is primarily attributable to the use of cash in operations.

Operating Activities.  Cash provided in operations for the three months ended September 30, 2009 was $35,277 compared to $68,119 used in operations for the three months ended September 30, 2008.  The current period’s activity is primarily attributable to a decrease in accounts payable, an increase in accounts receivable as well as operating income sustained in the current period.

Investing Activities.  Investing activities used $30,529 in cash in the current quarter compared to $2,361 in cash provided in the same period last year.  Investing activities include capital expenditures in the amount of $34,106 in the current period and $2,606 in the same period last year.

Financing Activities.  Current quarter financing activities used $57,357 in cash compared to $98,601 provided in the same period last year.  The current period’s activity was primarily the result of repayments on the line of credit.

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

	Payment Due By Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Line of Credit	$3,351,401	$3,351,401	$ 0	$ 0	$ 0
Standby Letter of Credit	$1,865,000	$190,000	$ 415,000	$ 465,000	$ 795,000
Total Contractual Cash Obligations	$5,216,401	$3,541,401	$ 415,000	$ 465,000	$ 795,000

The Company is exploring all reasonable alternatives to improve its operating results, including but not limited to, increasing food service revenues with targeted marketing efforts, and increasing revenues from the sale of the Company’s Cook Chill products.  The Company continues to protect the zoning of the Collegeville Inn property so as to permit future development and has listed the property for sale with a nationwide commercial real estate brokerage.

The Company had positive working capital at September 30, 2009 of approximately $2.6 million. Management believes that operating cash flow, proceeds from the sale or lease of certain assets, available cash and available credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, satisfy the needs of its operations, and to meet anticipated capital expenditures during the next twelve months ending September 30, 2010.

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

Impairment or Disposal of Long Lived Assets

The carrying value of property, plant, and equipment is evaluated based upon current and anticipated undiscounted operating cash flows before debt service charges.  An impairment is recognized when it is probable that such estimated future cash flows will be less than the carrying value of the assets.  Measurement of the amount of impairment, if any, is based upon the difference between the net carrying value and the fair value, which is estimated based upon anticipated undiscounted operating cash flows before debt service charges.  Based upon a review of its long-lived assets, the Company did not recognize an impairment loss for the quarter ended September 30, 2009 or fiscal year ended June 30, 2009; however, there can be no assurance that the Company will not recognize an impairment loss on its long-lived assets in future periods.

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

As of September 30 and June 30, 2009, the Company maintained a deferred tax asset of $2,265,908. The Company has provided a valuation allowance of $54,326 and $88,752, respectively, against its deferred tax assets after consideration of anticipated future gains on the disposal of certain land and assets relative to its Collegeville facility and anticipated future profitable operating results.  However, the amount realizable may be reduced if future taxable income is reduced or is insufficient to utilize the entire deferred tax asset.

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

ITEM 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4T.

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Manager, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Principal Financial Manager concluded that, as of September 30, 2009, such controls and procedures were ineffective.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, based upon criteria in Internal Control—Integrated Framework issued by COSO. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of September 30, 2009, based on the criteria in Internal Control—Integrated Framework issued by COSO.

The Company’s management identified the following deficiencies that would be considered a material weaknesses in our internal control over financial reporting as of September 30, 2009. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis:
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

Subsequent to September 30, 2009, however, the Company has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nutrition Management Services Company

/s/ Joseph V. Roberts
Joseph V. Roberts
Principal Executive Officer

/s/ Kathleen A. Hill
Kathleen A. Hill
Principal Financial Manager

Date:  November 25, 2009